Form 10QSB
period 1999-09-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 1999-12-09
CIK 1093432

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-27177


               GALTECH SEMICONDUCTOR MATERIALS CORPORATION
               -------------------------------------------
              (Name of Small Business Issuer in its Charter)


             UTAH                                        87-0427597
             ----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                               923 West 500 North
                               Lindon, Utah 84042
                               ------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 785-6520


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes       No X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 1999

                                   14,644,018
                                   ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                              September 30,       December 31,
                                                  1999                1998
                                              (Unaudited)

                                             <C<

CURRENT ASSETS

  Inventory                                  $   160,000       $     160,000

     Total Current Assets                        160,000             160,000

EQUIPMENT, NET                                    67,856              95,034

     TOTAL ASSETS                            $   227,856       $     255,034


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                           $    40,563       $      40,563

  Notes payable - related parties                  1,424                  -


     Total Current Liabilities                    41,987              40,563

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value,
   200,000,000 shares authorized;
   14,644,018 and 10,644,018 shares
   issued and outstanding, respectively            3,663               2,663

  Additional paid-in capital                   4,264,723           3,805,723

  Stock subscription receivable                 (283,297)                 -

  Deficit accumulated during the
   development stage                          (3,799,220)         (3,593,915)

      Total Stockholders' Equity                 185,869             214,471

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                $    227,856       $     255,034


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                                        From
                                                                  Inception on
                       For the               For the                 June 18,
                   Three Months Ended    Nine Months Ended       1984 Through
                      September 30,        September 30,        September 30,
                   1999          1998      1999       1998           1999


SALES             $    -         $    -     $    -     $   -      $   599,609

COST OF
 PRODUCT SOLD          -              -          -         -          676,198

GROSS MARGIN           -              -          -         -          (76,589)

OPERATING EXPENSES

 General and
  administrative      92,225       1,819       122,014    47,270    1,770,722

 Legal and
  professional        29,503       1,322        30,703     6,824      830,275

 Research and
  development         25,410          90        25,410     2,552      536,098

 Depreciation          9,059       8,000        27,178    23,999      355,312

  Total Expenses    (156,197)    (11,231)     (205,305)  (80,645)   3,492,407

Net Loss
 From Operations    (156,197)    (11,231)     (205,305)  (80,645)  (3,568,996)

OTHER INCOME (EXPENSE)

 Interest expense       -            -             -         -        (84,919)

 Interest income        -              5           -         105       93,427

 Loss on disposal
  of assets             -            -             -         -       (241,238)

 Miscellaneous          -            -             -         -          2,506

  Total Other
   Income (Expense)     -              5           -         105     (230,224)

NET LOSS          $ (156,197)    $ (11,226) $(205,305) $(80,540)  $(3,799,220)

BASIC LOSS
 PER SHARE        $   (0.02)     $   (0.00) $   (0.02) $  (0.02)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity




                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit


Balance, June 18, 1984        -       $      -      $       -       $  -

Stock issued for cash at
 $0.0143 per share         140,173          35          1,965          -

Balance,
 December 31, 1984         140,173          35          1,965          -

Stock issued for cash
 at $0.05 per share        400,000         100         19,900          -

Stock issuance costs          -              -         (4,450)         -

Purchase of treasury
 stock                        -              -              -          -

Sale of treasury stock at
 $2.11 per share              -              -        411,073          -

Stock issued to officers for
 services at $0.005
 per share                 438,600          110         2,083          -

Net loss for the year ended
 December 31, 1985            -               -             -       (146,384)

Balance,
 December 31, 1985         978,773    $      245    $  430,571     $(146,384)



                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity



                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance, June 18, 1984        -       $      -      $       -       $  -

Stock issued for cash at
 $0.0143 per share            -              -              -           2,000

Balance,
 December 31, 1984            -              -              -           2,000

Stock issued for cash
 at $0.05 per share           -              -              -          20,000

Stock issuance costs          -              -              -          (4,450)

Purchase of treasury
 stock                      (403,976)       (5,950)         -          (5,950)

Sale of treasury stock at
 $2.11 per share             196,658         2,896          -         413,969

Stock issued to officers for
 services at $0.005
 per share                     -             -              -           2,193

Net loss for the year ended
 December 31, 1985             -              -             -        (146,384)

Balance,
 December 31, 1985        (207,318)      $ (3,054)  $       -     $   281,378


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit


Balance,
  December 31, 1985         978,773    $      245  $   430,571    $  (146,384)

Purchase of treasury stock       -             -            -              -

Sale of treasury stock at
 $29.65 per share                -             -     1,838,032             -

Net loss for the year ended
 December 31, 1986               -             -            -        (542,930)

Balance,
 December 31, 1986          978,773           245    2,268,603       (689,314)

Net loss for the
 year ended
 December 31, 1987               -             -            -        (509,693)

Balance,
 December 31, 1987          978,773           245    2,268,603     (1,199,007)

Stock issued for services
 at $0.60 per share          25,000             6       14,994             -

Net loss for the year
 ended December 31, 1988         -             -      (501,513)            -

Balance,
 December 31, 1988        1,003,773        $  251  $ 2,283,597   $ (1,700,520)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance,
  December 31, 1985        (207,318)  $   (3,054)   $       -     $   281,378

Purchase of
 treasury stock             (13,997)     (13,500)           -         (13,500)

Sale of treasury
 stock at
 $29.65 per share            62,000          768      (732,300)     1,106,500

Net loss for the
 year ended
 December 31, 1986               -             -            -        (542,930)

Balance,
 December 31, 1986         (159,315)      (15,786)    (732,300)       831,448

Net loss for the
 year ended
 December 31, 1987               -             -            -        (509,693)

Balance,
 December 31, 1987         (159,315)       (15,786)   (732,300)       321,755

Stock issued for services
 at $0.60 per share              -              -           -          15,000

Net loss for the year
 ended December 31, 1988         -              -           -        (501,513)

Balance,
 December 31, 1988         (159,315)      $(15,786) $ (732,300)  $   (164,758)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)




                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit


Balance,
 December 31, 1988        1,003,773    $     251  $    2,283,597  $(1,700,520)

Stock issued for
 cash at $2.00
 per share                   10,000            3          19,997           -

Stock issued for cash
 at $0.575 per share         20,000            5          11,495           -

Sale of treasury
 stock and subscription
 receivable                      -            -          (34,786)          -

Net loss for the
 year ended
 December 31, 1989               -            -               -      (306,612)

Balance,
 December 31, 1989        1,033,773          259       2,280,303   (2,007,132)

Cancellation of shares           (5)          -               -            -

Stock issued for cash
 at $0.10 per share          25,000            6           2,494           -

Stock issued for cash
 at $0.005 per share          3,150            1              15           -

Additional compensation
 for treasury stock              -            -           34,701           -

Balance forward           1,061,918       $  266      $2,317,513  $(2,007,132)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance,
 December 31, 1988        (159,315)   $ (15,786)    $   (732,300) $  (164,758)

Stock issued for
 cash at $2.00
 per share                      -            -               -         20,000

Stock issued for cash
 at $0.575 per share            -            -               -         11,500

Sale of treasury
 stock and subscription
 receivable                159,315       15,786          732,300      713,300

Net loss for the
 year ended
 December 31, 1989              -            -               -      (306,612)

Balance,
 December 31, 1989              -            -               -       273,430

Cancellation of shares          -            -               -            -

Stock issued for cash
 at $0.10 per share             -            -               -         2,500

Stock issued for cash
 at $0.005 per share            -            -               -            16

Additional compensation
 for treasury stock             -            -               -        34,701

Balance forward                 -        $   -        $      -    $   310,647


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit


Balance forward           1,061,918   $     266   $  2,317,513    $(2,007,132)

Net loss for the
 year ended
 December 31, 1990               -           -              -        (123,676)

Balance,
 December 31, 1990        1,061,918         266      2,317,513     (2,130,808)

Stock issued for
 services at $0.12
 per share                   20,400           5          2,395             -

Net loss for the year
 ended December 31, 1991         -           -              -        (207,142)

Balance,
 December 31, 1991        1,082,318         271      2,319,908     (2,337,950)

Net loss for the
 year ended
 December 31, 1992               -           -              -              -

Balance,
 December 31, 1992        1,082,318         271      2,319,908     (2,337,950)

Net loss for the
 year ended
 December 31, 1993               -           -              -              -

Balance,
 December 31, 1993        1,082,318      $  271    $ 2,319,908    $(2,337,950)


                    GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance forward           $      -    $      -      $      -      $   310,647

Net loss for the
 year ended
 December 31, 1990               -           -             -         (123,676)

Balance,
 December 31, 1990               -           -             -          186,971

Stock issued for
 services at $0.12
 per share                       -           -             -            2,400

Net loss for the year
 ended December 31, 1991         -           -             -         (207,142)

Balance,
 December 31, 1991               -           -             -          (17,771)

Net loss for the
 year ended
 December 31, 1992               -           -              -              -

Balance,
 December 31, 1992               -           -              -         (17,771)

Net loss for the
 year ended
 December 31, 1993               -           -              -              -

Balance,
 December 31, 1993               -       $   -     $        -     $   (17,771)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit


Balance,
 December 31, 1993          1,082,318  $  271     $  2,319,908   $ (2,337,950)

Net loss for the
 year ended
 December 31, 1994                 -       -                -         (10,964)

Balance,
 December 31, 1994          1,082,318     271        2,319,908     (2,348,914)

Stock issued for
 Commodity Recovery
 Corporation valued
 at predecessor cost
 of $0.00                     500,000     125             (125)            -

Stock issued for Energy
 Research Corporation
 valued at predecessor cost
 of $0.00                   4,200,000   1,050            (1,050)           -

Conversion of debt
 to equity                         -       -              3,500            -

Net loss for the
 year ended
 December 31, 1995                 -       -                 -        (89,740)

Balance,
 December 31, 1995          5,782,318  $1,446       $ 2,322,233   $(2,438,654)


                    GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance,
 December 31, 1993               -    $   -         $      -      $   (17,771)

Net loss for the
 year ended
 December 31, 1994                -       -                -          (10,964)

Balance,
 December 31, 1994                -       -                -          (28,735)

Stock issued for
 Commodity Recovery
 Corporation valued
 at predecessor cost
 of $0.00                         -       -                -               -

Stock issued for Energy
 Research Corporation
 valued at predecessor cost
 of $0.00                         -       -                -               -

Conversion of debt
 to equity                        -       -                -            3,500

Net loss for the
 year ended
 December 31, 1995                -       -                -          (89,740)

Balance,
 December 31, 1995                -    $  -         $      -      $  (114,975)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit



Balance,
 December 31, 1995         5,782,318  $    1,446   $  2,322,233   $(2,438,654)

Stock issued for cash
 cash at $0.60 per share     150,000          38         89,962            -

Stock issued for
 services valued at $1.00
 per share                   288,000          73        287,927            -

Stock subscription
 receivable at
 $0.50 per share              40,000          10         19,990            -

Net loss for the
 year ended
 December 31, 1996                -           -              -       (400,501)

Balance,
 December 31, 1996         6,260,318       1,567      2,720,112    (2,839,155)

Stock issued for cash
 at $0.50 per share        1,163,700         291        575,773             -

Stock issued for services
 at $0.50 per share          250,000          63        124,937             -

Receipt of stock
 subscription                     -           -              -              -

Net loss for the
 year ended
 December 31, 1997                -           -              -       (290,549)

Balance,
 December 31, 1997         7,674,018      $1,921    $ 3,420,822   $(3,129,704)


                    GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance,
 December 31, 1995                -   $       -    $         -    $ (114,975)

Stock issued for cash
 cash at $0.60 per share          -           -              -        90,000

Stock issued for
 services valued at $1.00
 per share                        -           -              -       288,000

Stock subscription
 receivable at
 $0.50 per share                  -           -         (20,000)           -

Net loss for the
 year ended
 December 31, 1996                -           -              -      (400,501)

Balance,
 December 31, 1996                -           -         (20,000)    (137,476)

Stock issued for cash
 at $0.50 per share               -           -              -       576,064

Stock issued for services
 at $0.50 per share               -           -              -       125,000

Receipt of stock
 subscription                     -           -          20,000       20,000

Net loss for the
 year ended
 December 31, 1997                -           -              -       (290,549)

Balance,
 December 31, 1997                -       $   -     $        -    $   293,039


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                  Additional
                            Common Stock           Paid-in         Accumulated
                         Shares       Amount       Capital           Deficit


Balance,
 December 31, 1997          7,674,018 $  1,921     $   3,420,822  $(3,129,704)

Stock issued for services
 valued at $0.12 per share  2,970,000      742           355,658           -

Contribution of capital by
 shareholder                       -        -             29,243           -

Net loss for the
 year ended
 December 31, 1998                 -        -                 -      (464,211)

Balance,
 December 31, 1998         10,644,018    2,663         3,805,723   (3,593,915)

Common stock issued for
 services valued at
 $0.115 per share
 (unaudited)                1,000,000      250           114,750           -

Common stock issued for
 services to be rendered
 valued at $0.115 pr share
 (unaudited)                2,000,000      500           229,500           -

Common stock issued for
 debt and subscription
 valued at $0.115
 per share (unaudited)      1,000,000      250           114,750           -

Net loss for the
 nine months ended
 September 30, 1999
 (unaudited)                       -        -                 -      (205,305)

Balance,
 September 30, 1999
 (unaudited)               14,644,018    $3,663       $ 4,264,723 $(3,799,220)


                    GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                            Treasury Stock         Subscription    Total
                         Shares       Amount       Receivable      Equity


Balance,
 December 31, 1997             -      $     -       $      -      $   293,039

Stock issued for services
 valued at $0.12 per share     -            -              -          356,400

Contribution of capital by
 shareholder                   -            -              -           29,243

Net loss for the
 year ended
 December 31, 1998             -            -              -         (464,211)

Balance,
 December 31, 1998             -            -              -          214,471

Common stock issued for
 services valued at
 $0.115 per share
 (unaudited)                   -            -              -          115,000

Common stock issued for
 services to be rendered
 valued at $0.115 pr share
 (unaudited)                   -            -           (230,000)          -

Common stock issued for
 debt and subscription
 valued at $0.115
 per share (unaudited)         -            -            (53,297)      61,703

Net loss for the
 nine months ended
 September 30, 1999
 (unaudited)                   -            -                 -      (205,305)

Balance,
 September 30, 1999
 (unaudited)                   -         $  -         $(283,297)  $   185,869


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                        From
                                                                 Inception on
                               For the         For the              June 18,
                       Three Months Ended  Nine Months Ended     1984 Through
                          September 30,     September 30,       September 30,
                       1999         1998   1999         1998         1999



CASH FLOWS
 FROM OPERATING
 ACTIVITIES

 Net loss           $ (156,197)  $ (11,226) $ (205,305) $(80,540) $(3,799,220)

 Adjustment
 to reconcile net
 loss to net
 cash used by
 operating activities:
  Depreciation           9,059       8,000      27,178     23,999     355,312

  Stock issued
  for services         115,000          -      115,000         -      884,400

  Loss on disposal
  of property               -           -           -          -      241,238

 Changes in operating
 assets and
 liabilities:

  (Increase) in
   inventory                -           -           -           -    (160,000)

  Increase (decrease)
   in accrued
    liabilities             -           -           -           -      59,670

   Net Cash (Used)
    by Operating
    Activities         (32,138)     (3,226)    (63,127)    (56,541)(2,418,600)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Capital expenditures       -           -           -      (13,546)  (718,191)

 Purchase of treasury
 stock                      -           -           -           -     (19,450)

 Stock subscription         -           -           -           -    (732,300)

   Net Cash (Used)
   from Investing
    Activities              -           -                  (13,546)(1,469,941)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note
 payable - related      32,138         510       63,127        510    540,503

 Repayments of
 note payable - related     -           -            -      (9,300)  (443,761)

 Sale of treasury stock     -           -            -          -   1,911,183

 Cancellation of
 stock subscription         -           -            -          -     732,300

 Common stock
  issued for cash           -           -            -          -   1,148,316

  Net Cash (Used)
  Provided by
  Financing Activities  $32,138      $ 510    $   63,127   $(8,790)$3,888,541

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                              AND SUBSIDIARIES
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)


                                                                       From
                                                                  Inception on
                                For the        For the              June 18,
                         Three Months Ended  Nine Months Ended   1984 Through
                             September 30,    September 30,     September 30,
                        1999           1998  1999       1998         1999

INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS            $    -      $ (2,716) $   -     $ (78,877) $        -

CASH AND
 CASH EQUIVALENTS
 AT BEGINNING OF PERIOD      -         4,338      -        80,499           -

CASH AND CASH
 EQUIVALENTS END
 OF PERIOD           $       -      $  1,622  $   -   $    1,622     $      -


               SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest            $        -      $    -    $   -   $   -         $ 84,919

 Income taxes        $        -      $    -    $   -   $   -         $      -


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock
  issued
  for services       $   115,000     $    -     $115,000 $   -       $884,400

[/TABLE]

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                              AND SUBSIDIARIES
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                September 30, 1999 and December 31, 1998


NOTE 1 -              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 -              GOING CONCERN

       The Company's financial statements are prepared using the generally accepted accounting principles applicable to going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objective of operating profitably. The Company plans to raise additional capital through equity financing. In the interim, management has committed to covering the operating expenses of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          During the next three months, the Company plans to perform test production runs to test the process for production of cadmium telluride semiconductor material that was developed by Worth Allred. The Company has a fully instrumented, custom-designed control program that will allow it to compare actual production data to its model and make appropriate adjustments in the production process. The Company has sufficient equipment, supplies and materials to continue this process for three months. Any funds required at this stage are expected to be minimal.

          In the following nine month period, management expects to transition the engineering effort from the "proof-of-principle" effort of the preceding three months, to a pilot production level. The Company will need to raise substantial additional funding to purchase the necessary equipment and upgrade its software. The Company will seek sufficient funds to allow it to continue its research and development efforts for two years without the need for additional capital. Management will attempt to raise up to $4 million in this regard, with approximately $1,700,000 of these funds allocated to research and development over the next two years.

          Once the process has been refined and the Company is able to produce cadmium telluride substrates of consistently high quality and size, it will provide samples of its product to potential customers such as Texas Instruments, Sandia and Santa Barbara Research for analysis. If its research and development efforts are successful, and if it is able to raise sufficient capital, the Company expects to be able to begin full-scale production in two years.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors," Part I,
Item 1 of its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on August 30, 1999, and which is incorporated herein by reference. See Item 6 of this Report.

Results of Operations.
---------------------

          The Company has not had any material operations since approximately 1990. In anticipation of renewed operations, it has conducted three test crystal growths in the last two years.

Liquidity.
----------

          The Company did not receive any revenues during the three monhs ended September 30, 1999, or September 30, 1998, or the nine months then ended. Net losses during these periods where as follows: (i) three months ended September 30, 1999 - ($156,197); (ii) three months ended September 30, 1998 - ($11,226); (iii) nine months ended September 30, 1999 - ($205,305); and
(iv) nine months ended September 30, 1998 - ($80,540).

          The Company is presently located in a facility leased by Patterned Fiber Composites, Inc., which it uses rent-free. The Company has sufficient equipment, supplies and materials to continue its process improvements and engineering analysis for the next three months. Current operations may be characterized as a "proof-of-principle" effort, during which the Company is testing and refining its production processes. At the end of this three month period, management expects that the Company will need to raise substantial additional capital in order to allow it to proceed to the pilot production level.

Year 2000
---------

          The Company's computer system consists of personal computers built by its Secretary/Treasurer, David R. Porter. These computers use the Microsoft NT 4.0 operating system and the Company has confirmed that these systems are Year 2000 compliant.

          LabView, by National Instruments, is the software that will control the furnaces used for the Company's semiconductor crystal growth; the Company has also confirmed that this software is Year 2000 compliant. In addition, the Company writes its own programs for other applications and these programs have also been determined to properly recognize the change of year to the Year 2000.

          The Company can give no assurance that third parties with whom it intends to do business will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on August 30, 1999. *

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               None.

               * This document, together with related exhibits,
                 has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.





                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GALTECH SEMICONDUCTOR MATERIALS
                                    CORPORATION


Date: 12-9-1999                  By: /s/ William F. Pratt
     --------------                 -------------------------------------
                                    William F. Pratt
                              CEO, President and Director


Date: 12-9-1999                  By: /s/ David R. Porter
     --------------                 -------------------------------------
                                    David R. Porter
                                    Secretary/Treasurer and Director