Form 10KSB
period 1999-12-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2000-03-27
CIK 1093432

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

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


                               N/A
                               ---
     (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.00025 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 7, 2000 - $1,937.93. There are approximately 7,751,738 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.00025 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          March 7, 2000

                            14,644,018


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Galtech Semiconductor Materials Corporation, a Utah corporation (the "Company"), was organized on June 18, 1984, for the purpose of investing "in new products, properties and/or businesses which may have potential for profit."

          At inception, the Company was authorized to issue 50,000,000 shares of common voting stock, par value one mill ($0.001) per share, with fully-paid stock not to be liable for further call or assessment. Copies of the Company's Articles of Incorporation and Bylaws were attached as exhibits to its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on August 30, 1999, and which is incorporated herein by this reference. See Item 13 of this Report.

          Charter Amendments
          ------------------

          Since its inception, the Company has amended its Articles of Incorporation as follows:

               Changed its name to "Galtech, Inc. and amended Article IV of the
            Articles of Incorporation to provide the authority to issue 200,000,000 shares of $0.00025 par value common stock, with fully paid stock not to be liable for further call or assessment (Amendment filed January 29, 1986).

               Changed its name to "Galtech Semiconductor Materials Corporation
            (Amendment filed September 9, 1986).

               Effected a reverse split of the Company's outstanding shares in the ratio of 20-to-one, with fractional shares rounded to a whole share (Amendment filed February 24, 1995).

          Unless otherwise indicated, all computations in this Report take into account these adjustments.

          Copies of all amendments to the Company's Articles of Incorporation were attached as exhibits to its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on August 30, 1999 and which is incorporated herein by this reference. See Item 13 of this Report.

          General History
          ---------------

          The Company commenced operations in approximately January, 1986. These activities consisted of the development of a process for manufacturing cadmium telluride, a compound used in the production of semiconductors, and the renovation of a manufacturing facility to produce the Company's products. A fire destroyed its facilities in 1990 and the Company has not yet recommenced its semiconductor development activities.

          On February 28, 1995, the Company acquired all of the issued and outstanding common stock of Commodity Recovery Corporation, a Utah corporation ("CRC"), in exchange for 500,000 "unregistered" and "restricted" shares of the Company's common stock. CRC was organized on October 31, 1994, for the purpose of marketing products for destroying aflatoxin, a cancer-causing substance found in grain and other foodstuffs.

          Also on February 28, 1995, the Company issued 4,200,000
"unregistered" and "restricted" shares of common stock in exchange for all of the issued and outstanding common stock of Energy Recovery Corporation, an Arizona corporation ("ERC"). ERC was incorporated on February 7, 1994, for the purpose of developing and producing alternative energy sources.

          At the time of their acquisitions by the Company, neither CRC nor ERC had any assets or operations. After its acquisition, CRC developed a treatment method using ammonia vapor to destroy aflatoxin. In 1997, management decided to narrow its focus to the development of its semiconductor materials and ceased further development of its aflatoxin technology. The State of Utah has administratively dissolved CRC for failure to file its annual report.

          On April 29, 1997, ERC was awarded a patent on a carousel electric generator that was designed to provide a high level of electrical power in a compact structure. The Company has conducted preliminary testing on the generator and believes that it has potential for use in electric-powered vehicles. The Company has built an electric vehicle for additional testing. However, due to management's decision to focus on its semiconductor materials operations, the Company does not plan to expend substantial additional resources on its generator project in the foreseeable future. The State of Arizona has administratively dissolved ERC for failure to file its annual report.

          After reviewing the current market for semiconductor materials, in 1997, the Company began work on modernizing and redesigning its antiquated semiconductor equipment for the purpose of developing a reliable and repeatable process for growing large area, single crystal, bulk cadmium telluride and cadmium zinc telluride semiconductor material. The Company is presently configuring a research and development and production facility in Lindon, Utah, for this purpose.

Business.
---------

          The Company's principal operations focus on the development and commercial exploitation of a new and more economical method of growing II-VI semiconductor compounds than current methods.

          The semiconductor industry is a multi-billion dollar market that has been supplied predominantly by silicon materials. However, other materials also have general and specific semiconductor applications. Cadmium telluride and cadmium zinc telluride are semiconductor materials used in electronic equipment such as infrared detectors, weapons guidance systems, satellite surveillance, solar cells, deep space communications, light emitting diodes, infrared night vision devices, laser applications, tumor detectors, nuclear radiation and gamma detectors, spectrometers for chemical identification, nuclear medicine and related applications.

          Prior to a 1990 fire in its facilities, the Company had been successful in producing cadmium telluride crystal substrates (i.e., wafers) of up to four to six square inches; previous commercially manufactured cadmium telluride substrates had been only one to two square inches. In addition, the Company was able to produce round wafers, rather than the customary D-shaped and rectangular wafers. Round wafers are preferred by industry users.

          At present, the Company is concentrating its efforts on refining its methods for the production of cadmium telluride and cadmium zinc telluride substrates and reproducing its earlier production results. In the future, depending on the success of its research and development efforts, market conditions and the Company's success with its principal operations, it will consider the development of monocrystalline substrates and polycrystalline substrates and ingots made from the following compounds: Indium Phosphide; Indium Antimonide; Gallium Antimonide; and Gallium Arsenide, as well as metal organic chemical vapor depositor epitaxial layers on each of these substrates. The term "epitaxial" refers to the overgrowth in layers of a crystalline substance deposited in a definite orientation on a base or substratum composed of different crystals.

Principal Products and Services
--------------------------------

          The Company is committing its resources to the development of a reliable and repeatable process for growing large area, single crystal bulk compound semiconductor material. The focus of this effort is the creation of a viable and inexpensive production capability for cadmium telluride and cadmium zinc telluride.

          Each class of semiconductor material seems to have its own unique properties that make it useful for specified applications. The II-VI compounds as shown on the Periodic Table of Elements, which include cadmium telluride and cadmium zinc telluride, have strong virtues in the field of photo electronics. Devices such as photo cathodes (for night vision instruments), solar cells and radiation detectors (used for applications such as medical imaging equipment) are particularly well suited for the II-VI compounds. The market for these devices has traditionally been military applications. As these devices are adapted for consumer use, the market for these compound semiconductor materials is also expected to expand. Management also believes that cadmium telluride can also be used in medical imaging devices market, which currently exceeds $2 billion per year. The use of II-VI compounds to produce images in a digital format would be a revolutionary development in the medical imaging device industry.

          In 1990, Worth P. Allred, the Company's Vice President for Research and Development, was able to produce large (four to six square inches) crystalline substrates of cadmium telluride with rocking curve measurements of
9.6 to 20 arc seconds. Previous best measurements were 34 to 50 arc seconds. Independent analyses performed at the University of Washington and California State University, Fresno, showed these substrates to have extremely low imperfections. The Company's current business operations are focused on the development of a reliable, low cost method for reproducing these results and commencing large-scale production of cadmium telluride semiconductor materials.

          The markets that the Company has targeted are primarily in the United States, but potential opportunities are global. The major areas of concentration outside of the United States are Japan, Taiwan, China, Korea, the United Kingdom, West Germany, France and Italy.

          Subject to the perfection of its production model, the Company intends to serve the II-VI compound semiconductor market with both mono and polycrystalline ingots and substrates. Presently, the only suppliers of any quantities of specialty semiconductor materials such as cadmium telluride are doing so at extremely high prices and in very small and inconsistent quantities. Supply is so uncertain that some users of this material find it necessary to internally produce material to supplement the short and uncertain supply. These users have expressed a desire for additional suppliers to supplement or improve their current sources of material. The Company's goal will be to provide cadmium telluride materials in wafer form at potentially lower cost and in larger amounts than other suppliers.

          Cadmium telluride has properties that make it a good substrate for the epitaxial growth of mercury cadmium telluride, a material with critical applications for infrared photodetectors. Its advantages include infrared transparency, lattice constancy, coefficient of expansion and ability to reach into the far infrared regions.

          There is also a small market for polycrystalline cadmium telluride for use in optics. The Company expects that any sales in this market would be secondary to its principal markets.

Distribution Methods of the Products or Services
------------------------------------------------

          Companies such as Rockwell, Santa Barbara Research, Texas Instruments, Hewlett-Packard, General Dynamics, ITT, McDonnell Douglas and General Electric have done work in cadmium telluride device technology development or production and would be potential customers of the Company.

          Demand for cadmium telluride far exceeds the supply, with current prices approximating $900 per square inch at a thickness of 20 to 30 thousandths of an inch. Management estimates that a six inch boule of monocrystalline cadmium telluride would retail for approximately $500,000. The Company believes that its production model will allow for semiconductor crystal growth that produces much higher yields at high quality and will help the Company to penetrate the market more easily. As the supply increases, management expects that the demand for the material will increase, particularly in the military market for infrared detectors and sensors.

          The estimated market for cadmium telluride has grown from $30 million to approximately $60 million from 1994 to 1998. Users have also questioned the quality of material currently on the market. Management believes that the Company will be able to produce wafers approximately 300% larger and with a higher quality monocrystalline structure.

          If it is able to perfect its production model, the Company's first aim will be to expand the market for cadmium telluride semiconductor materials by producing them for approximately one-half the cost of current production. This savings will be reflected in the prices at which the Company will sell its materials. Management believes that these reduced prices, coupled with increased product quality, will increase the demand for cadmium telluride products; the Company will then provide the products necessary to meet this demand.

          The Company has personnel with contacts in the semiconductor industry. It will place whole cadmium telluride ingots in the hands of potential users so they can sample, test and evaluate them. Once potential customers have evaluated the materials and are ready to make a purchase, the parties will negotiate a price.

          In order to place itself in a leadership position, the Company will market its scientific staff as leaders and experts in the industry. Worth P. Allred, the Company's Vice President for Research and Development, is the world's leading expert in the field of Horizontal Bridgman crystal growth, the method used to produce the Company's materials. Part of the Company's marketing strategy will be to have the research and development staff prepare research papers for presentation at crystal growth conferences and tradeshows, and to co-author papers and projects with other leaders in the industry. Mr. Allred has written several papers and participated in several conferences on this subject.

          The Company plans to use both an in-house sales force and contract brokers to market its products. As sales increase, management intends to increase its sales force. The marketing department will be given a budget for advertising, promotion, sales visits with potential customers and informational materials. However, in management's experience, the best and most enduring sales in the semiconductor industry are made through personal contacts and visits to the customer's plant. As a result, the sales manager's focus will be on getting to know customers, their processes and products. As sales increase, the Company plans to hire regional representatives for areas that the sales manager can not handle personally or that require constant attention that can not be given by the Company's in-house sales people. Regional representatives will report to the sales manager.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competitive Business Conditions.
--------------------------------

          Crystal growth yields; wafer size and quality; and overhead costs are the three problems that beleaguer each of the companies providing semiconductor materials. The most successful materials suppliers are those that master these problems best.

          Yields. There are many problems associated with crystal growth yields in the production of cadmium telluride. All of the Company's present competitors have difficulty growing crystals with a single or monocrystalline structure. The Company's process is designed to allow the manufacture of large (greater than two square inches) wafers of a completely single crystalline structure.

         The Company's process includes a method that provides for the production of large ingots that are three to 15 inches in length. This will allow more of the ingot that is grown to be used in the end product. This end product will be larger wafers at a lower or equal price than competitors' products. This reduces cost stems largely from the less expensive growth furnace that the Company will use. The Company has also developed a process for lower wafer processing costs that should increase the yields of usable material by over 50%.

          Wafer Size and Quality. Due to the current small size of cadmium telluride wafers, many device manufacturers have begun experimenting with other substrate materials that could replace cadmium telluride. These manufacturers have met with moderate success, but would prefer to use cadmium telluride substrate if it were available in sufficient quantities and qualities.

          At present, the Company is able to match the size and quality of materials being produced, and is conducting research to develop larger ingots with consistency and of a quality of substrate that is not otherwise present in today's market. The dislocation counts (a measurement of undesirable lattice mismatch and stress) will be on the order of 10,000 dislocations or less per square centimeter, rather than the usual 100,000 or more dislocations in other products.

          Management expects that other parameters of wafer quality and size will exceed or equal all present customer specifications and that initial introduction of the Company's product will take six to 12 months after the production method is perfected. Once the acceptance and initial utilization phase has passed, management believes that small evaluation orders of one to 50 square inches will grow to larger orders in excess of 100 square inches, and even "original equipment manufacturer" accounts.

          Overhead Costs. Using its production protocol, management believes that the Company's manufacturing costs of its semiconductor compound materials will be approximately one-fourth of the overhead and capital equipment costs of the methods currently used by its competition. Normally, 25 to 50 people are required to operate a small crystal growth facility. The Company has calculated that it will be able to operate its facility with 15 to 20 people, which will result in substantial overhead reduction.

          Major competitors in the production of cadmium telluride are II-VI, Inc., located in Saxonburg, Pennsylvania, and Nippon Mining, Ltd., of Japan. II-VI, Inc., employs approximately 150 people and and controls approximately 75% of the market for cadmium telluride of one to three square centimeters. Its product is generally cut from large three-inch polycrystalline ingots. Nippon Mining is a major supplier of cadmium telluride to the Japanese market. It also ships to Unites States users and its materials are reported to be of good quality. The Company estimates Nippon Mining's market share at approximately five to 10%. Each of these competitors has financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including customer bases. The Company can provide no assurance that it will be able to compete successfully in its industry.

Sources and Availability of Raw Materials.
------------------------------------------

          The Company's source of cadmium telluride is Alfa Aesar, a Johnston Matthey Company, located in Ward Hill, Massachusetts. Alfa Aesar provides cadmium telluride in a variety of forms, including powder and lumps of various sizes. The product is available in purities of 99.999% and 99.99999%. Alfa Aesar's most recent catalog lists a retail price of $1182 for 100 grams of cadmium telluride of 99.99999% purity. The Company generally purchases in five kilogram quantities; an average production run uses approximately two kilograms. Cadmium telluride is reusable, with a loss of approximately five percent of the original material with each additional production run.

          Alfa Aesar is a well-established company and management believes that it will be able to provide as much raw material as the Company requires. However, a disruption in availability for an extended period of time would have a substantial adverse impact on the Company's operations, particularly if it results in an inability to fill customer orders.

Dependence on One or a Few Major Customers.
-------------------------------------------

          At present, there is a substantial worldwide shortage of cadmium telluride suppliers and quality products. It is projected that demand will exceed supply for the next 10 to 15 years. The Company expects that there will be sufficient demand for its products for the foreseeable future. However, the development of a better quality, less expensive alternative to cadmium telluride would be likely to render the Company's technology and product obsolete.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Payments or Labor Contracts.
----------------

          In April, 1997, ERC was assigned a U.S. patent (Patent No. 5,625,241) on a carousel electric generator that was invented by Russell R. Chapman, David R. Porter (the Company's Secretary/Treasurer) and Harold E. Ewing. The Company has no trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Because semiconductor material crystal growth patents are difficult to protect, the production processes are closely guarded. The Company will allow only a select group of researchers access to its processes and each employee will be required to sign a nondisclosure agreement before receiving knowledge of the Company's processes.

Need for Government Approval of Principal Products or Services.
---------------------------------------------------------------

          To the knowledge of management, the Company's processes and products will not be subject to governmental approval.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

          As with other manufacturing companies, the Company's operations will be subject to state and federal regulations in the areas of workplace safety and environmental emissions. The Company intends to take all steps necessary to ensure compliance with these laws and regulations.

          Cadmium telluride is a stable, odorless material when in a solid form. It has a melting point of 1905.8 degrees Fahrenheit; heat, sparks and open flame can cause it to become unstable. Exposure to cadmium telluride can cause irritation to the eyes, skin and mucous membranes, as well as lung cancer and liver damage. Precautions for safe handling include the use of a respirator, chemical goggles and protective clothing. The Company will ensure that all employees that handle cadmium telluride comply with these workplace safety requirements. In addition, the Company has installed an air scrubber in its production furnace to remove cadmium telluride from the air.

          Cadmium telluride tends to stay within approximately one inch of the soil surface and does not generally leach into groundwater. The Company intends to dispose of waste in accordance with federal, state and local regulations. Management believes that the costs of compliance with applicable regulations will be less than 1% of gross profits.

Research and Development
------------------------

          During the calendar years ended December 31, 1999, and 1998, the Company expended $25,411 and $9,553, respectively, on research and development activities.

Costs and Effects of Compliance with Environmental Laws.
--------------------------------------------------------

          See the heading "Effect of Existing or Probable Governmental Regulations on Business."

Number of Employees.
--------------------

          The Company presently employs nine unpaid part-time employees and no full-time employees. During the next 12 months, management expects that the Company will have approximately 12 to 15 full-time employees and no part-time employees.

Item 2.  Description of Property.
         ------------------------

          The Company is presently using the facilities of Patterned Fiber Composites, Inc., which employs the Company's President and CEO, William F. Pratt, and its Secretary/Treasurer, David R. Porter. The facilities are located in Lindon, Utah, and are provided rent-free. They consist of approximately 4,800 square feet, of which approximately 1600 square feet is office space and 3,200 is a warehouse and production facility. In addition, the Company has access to a full-service machine shop located next to its facility. Patterned Fiber Composites has a two-year lease on the facility, with approximately one year remaining.

          If the Company is able to raise sufficient funds through future fundraising efforts, it will enter into a lease with Patterned Fiber Composites at a monthly rental of $450. If Carbon Fiber Products' lease is terminated or is not renewed after the end of the term, depending on the success of its research and development efforts and the availability of sufficient funds, the Company will seek out a facility of its own to rent or purchase.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or other person who may be deemed to be an "affiliate" of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

          A judgment in the amount of $40,563 was entered against the Company in December, 1992. This amount is included as an account payable in the Company's consolidated financial statements. See Item 7 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None; not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          The Company's common stock is quoted on the OTC Bulletin Board of the NASD, but there is currently no established market for such stock and there can be given that one will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders' holding period of "restricted securities" commenced can be found under the heading "Recent Sales of Unregistered Securities," below.

          A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

          The following quotations were provided by the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---


March 31, 1998                        0.65                 0.22

June 30, 1998                         0.55                 0.21

September 30, 1998                    0.31                 0.16

December 31, 1998                     0.17                 0.07

March 31, 1999                        0.19                 0.08

June 30, 1999                         0.27                 0.10

September 30, 1999                    0.78125              0.19

December 31, 1999                     0.4375               0.19


Holders.
--------

         The number of record holders of the Company's securities as of the date of this Report is approximately 1,698.

Dividends.
----------

         The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any sales of its products, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------


Two subscribers       1/15/97             100,000           Services valued at
under Rule 504                                              $0.50 per share
offering

Five subscribers      1/22/97             771,700 (1)       $385,850 (1)
under Rule 504
offering

One subscriber        2/13/97             272,000           $136,000
under Rule 504
offering

North American        7/31/97             150,000           $ 75,000
Corporate
Consultants, Inc.

North American       11/11/97             150,000           Services valued at
Corporate                                                   $0.50 per share
Consultants, Inc.

William F. Pratt      6/25/98             550,000           Services valued at
                                                            $0.12 per share

Worth P. Allred       6/25/98             800,000           Services valued at
                                                            $0.12 per share

S. Kent Holt          6/25/98             500,000           Services valued at
                                                            $0.12 per share

Flood Thomas          6/25/98              80,000           Services valued at
                                                            $0.12 per share

Jay Reynolds          6/25/98              20,000           Services valued at
                                                            $0.12 per share

Jim Whiting           6/25/98              10,000           Services valued at
                                                            $0.12 per share

James G. and          6/25/98              20,000           Services valued at
Tracy Davis                                                 $0.12 per share


C. Greg Jensen        6/25/98              20,000           Services valued at
                                                            $0.12 per share

Firm International    6/25/98           1,000,000           Services valued at
Group Trust                                                 $0.12 per share



           (1) A total of 30,000 of these shares were subsequently canceled.


          Management believes each of the foregoing persons or entities was either an "accredited investor," or a "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information regarding the Company prior to the offer, sale or issuance of these "restricted securities." The Company believes these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) and/or 3(b) thereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          During the next six months, the Company plans to perform test production runs to test the model developed by Dr. Pratt. Each production run requires approximately three to four weeks to heat the metal in the Company's furnace and allow it to cool. The Company has a fully instrumented, custom-designed control program that will allow it to compare actual production data to its model and make appropriate adjustments in the production process. The Company has sufficient equipment, supplies and materials to continue this process for six months. Any funds required at this stage are expected to be minimal.

          In the following six month period, management expects to transition the engineering effort from the "proof-of-principle" effort of the preceding six months, to a pilot production level. The Company will need to raise substantial additional funding to purchase the necessary equipment, upgrade its software. The Company will seek sufficient funds to allow it to continue its research and development efforts for two years without the need for additional capital. In this regard, the Company has negotiated an agreement with Verity Global Financial, L.L.C., of Dallas, Texas ("Verity"), by which Verity is to provide the Company with $500,000 in consideration of 2,000,000 shares of the Company's common stock.

          The terms of the Verity funding are as follows:

               Verity will provide the Company with $50,000 in exchange for 200,000 "unregistered" and "restricted" shares of common stock. Verity is to have "piggyback" registration rights to demand registration of these securities if the Company files a registration statement with the Securities and Exchange Commission (other than a registration statement on Forms S-8 or S-4), within five years;

               Upon the effectiveness of the Company's anticipated Registration Statement on Form SB-2 with respect to 1,000,000 shares of its common stock, Verity will provide an additional $150,000 in exchange for 600,000 registered shares;

               Within 90 days of its providing the above-referenced $150,000, Verity is to provide an additional $300,000 in exchange for 800,000 "unregistered" and "restricted" shares and 400,000 registered shares of common stock.

          The Company and Verity have not yet executed binding subscription agreements with respect to the anticipated funding, and there can be no assurance that the Company will be successful in this regard. If the Company is able to obtain this funding, the proceeds will be allocated to research and development and working capital.

          Once its production process has been refined and the Company is able to produce cadmium telluride substrates of consistently high quality and size, it intends to provide samples of its product to potential customers such as Texas Instruments, Sandia and Santa Barbara Research for analysis. If its research and development efforts are successful, and if it is able to raise sufficient capital, the Company expects to be able to begin full-scale production in two years.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors" contained in the Company's Registration Statement on Form 10-SB, which is incorporated herein by this reference. See Item 13 of this Report.

Results of Operations.
---------------------

          The Company has not had any material operations since approximately 1990. In anticipation of renewed operations, it has conducted three test crystal growths in the last two completed calendar years. In January, 2000, which is subsequent to the period covered by this Report, the Company began another experimental crystal growth.

Liquidity.
----------

          The Company received no revenues during the calendar years ended December 31, 1999, and 1998. Net loss for these periods were $729,731 and $464,211, respectively.

          The Company is presently located in a facility leased by Patterned Fiber Composites, Inc., which it uses rent-free. The Company has sufficient equipment, supplies and materials to continue its process improvements and engineering analysis for the next six months. Current operations may be characterized as a "proof-of-principle" effort, during which the Company is testing and refining its production processes. At the end of this six month period, management expects that the Company will need to raise substantial additional capital in order to allow it to proceed to the pilot production level.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended December 31, 1999, and 1998

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 1999

          Consolidated Statements of Operations for the Years Ended December 31, 1999, and 1998, and from Inception on June 18, 1984, through
          December 31, 1999

          Consolidated Statements of Stockholders' Equity
          from Inception on June 18, 1984, to December 31,
          1999

          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1999, and 1998, and from Inception on June 18, 1984, through
          December 31, 1999

          Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

William F. Pratt      CEO             8/98            *
                      President       8/98            *

S. Kent Holt          Executive VP    8/98            *
                      Director        8/98            *

Worth P. Allred       VP, Research
                      & Development   9/91            *
                      Director        9/91            *

David R. Porter       Secretary/      8/98            *
                      Treasurer       8/98            *
                      Director        8/98            *

          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          William F. Pratt, Chief Executive Officer and President. Dr. Pratt is 51 years old. He received his undergraduate engineering degree in 1970 from the United States Military Academy at West Point. He also holds a Masters in Engineering Management degree from the Brigham Young University Marriott School of Management and a Ph.D. in Mechanical Engineering from Brigham Young University. From 1970 to 1990, he served as an armored cavalry officer in the U. S. Army with qualifications in special operations. From 1991 to 1993, he was the New Business Development Manager for EDO Corporation's Active Noise and Vibration Control business initiative to commercialize piezoelectronic technology developed for the U. S. Navy. Dr. Pratt consulted for the Defense Advanced Research Projects Agency, Metron, Cimetrix and the Company from 1994 to 1997. Dr. Pratt is the inventor of several patent-pending technologies dealing with composite materials and machine design, and has been the President of a startup software and engineering company that developed products for the aerospace and sports equipment markets.

          S. Kent Holt, Executive Vice President and Director. Mr. Holt, age 47, holds an executive MBA degree from Washington University in St. Louis and Bachelor of Science degrees in Nutrition and Food Science and Business Administration from Utah State University. He was employed by Ralston Purina's Protein Technologies International Division for nine years, serving from 1977 to 1982 as Ralston Purina's resident joint venture manager in Japan. In this position, he was responsible for the marketing and sale of Ralston Purina's products in that country. From 1991 to 1998, Mr. Holt was Director, New Products with the Corn Products Division of CPC International, where he directed the New Product Marketing, Product Development and Applications Research groups, and directed cross-functional product development teams vital to creating new business for the company. Mr. Holt has been awarded two patents in his field of expertise and is fluent in Japanese.

          Worth P. Allred, Vice President, Research and Development, Director. Mr. Allred is 73 years of age. He has over 40 years of experience in semiconductor compound materials and is one of the world's leading experts in the field of crystal growth. Mr. Allred received a Masters degree in Nuclear Physics from Brigham Young University in 1953. For six years, he was a faculty member at the University of Southern California's Materials Science Department. Mr. Allred also worked for six years at Bell and Howell, Pasadena Research Center, where he headed the Gallium Arsenide Research and Production Facility. Prior to that he spent seven years conducting primary research in crystal growth at the Batelle Memorial Institute in Columbus, Ohio. He was also the founder and President of Crystal Specialties, Inc., a gallium arsenide manufacturer that was located in Monrovia, California. Mr. Allred has published over 33 papers in the area of crystal growth and has been granted several patents, with others pending.

          David R. Porter, Secretary/Treasurer and Director. Mr. Porter, age 42, worked for the Maricopa County Facilities Department in Phoenix Arizona, from 1991 to 1997, in addition to consulting with the Company in the development of a crystal growth furnace and software for control systems. Mr. Porter is currently employed by Patterned Fiber Composites, Inc., which shares its facilities with the Company. He continues to direct the Company's manufacturing facilities development.

Significant Employees.
----------------------

          The Company does not currently have any employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

          There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

William F.    12/31/97  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Pratt         12/31/98  -0-  -0-  -0-   550,000 -0-        -0-  -0-
CEO, Pres.    12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
and Director

S. Kent Holt  12/31/97  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Exec. Vice    12/31/98  -0-  -0-  -0-   500,000 500,000 (1)-0-  -0-
President     12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
and Director

Worth P.      12/31/97  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Allred        12/31/98  -0-  -0-  -0-   800,000 -0-        -0-  -0-
Vice Pres.,   12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
R & D
and Director

David R.      12/31/97  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Porter        12/31/98  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Secretary/    12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Treasurer
and Director


          (1) On July 1, 1998, Mr. Holt was granted options to purchase 500,000 "unregistered" and "restricted" shares of the Company's common stock at the average closing price of such stock for the 10 days immediately preceding the notification of the Company's stockholders of Mr. Holt's appointment as a director and executive officer. Based on this formula, the exercise price of the options is $0.27 per share. Options to purchase 250,000 shares vested on July 1, 1999, and the options to purchase the remaining 250,000 shares will vest on July 1, 2000. The options are exercisable for three years from the date of vesting. Unless otherwise prohibited, Mr. Holt was granted the right to vote all 500,000 shares on July 1, 1998.


          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 1999, or 1998. Other than the above-referenced options granted to Mr. Holt, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements.
-------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on February 8, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class(1)
----------------     ------------------           --------

William F. Pratt           1,000,000                  6.8%
1184 East 830 South
Pleasant Grove, Utah
84062

Worth P. Allred            1,000,000 (1)              6.8%
Post Office Box 120
Moroni, Utah
84646

Russell R. Chapman         1,500,003 (2)             10.2%
1242 N. Palm Springs Dr.
Gilbert, Arizona
85234

David R. Porter            1,009,717                  6.9%
286 W. Thorneberry Way
Pleasant Grove, Utah
84062

William Tunnell            2,000,000                 13.7%
20165 N. 67th Ave., #122A
Glendale, Arizona 85308


          (1) A total of 800,000 of these shares are held in joint tenancy with Mr. Allred's wife.

          (2) A total of 1,000,000 of these shares are held of record by Firm International Group Trust, a trust of which Mr. Chapman is the settlor.


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof. Information regarding the capacities in which each person serves for the Company is contained in
Item 9.


                          Number of Shares       Percentage of
Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------

William F. Pratt           1,000,000                  6.8%
1184 East 830 South
Pleasant Grove, Utah
84062

Worth P. Allred            1,000,000 (1)              6.8%
Post Office Box 120
Moroni, Utah
84646

David R. Porter            1,009,717                  6.9%
286 W. Thorneberry Way
Pleasant Grove, Utah
84062

S. Kent Holt                 382,560 (2)              2.6%
18320 Lochner Road
Spencerville, Indiana
46788

All directors and executive
officers as a group
(4 persons)                3,392,277                 23.2%


          (1) A total of 800,000 of these shares are held in joint tenancy with Mr. Allred's wife.

          (2) Does not include options to acquire an additional 500,000 shares. See Item 10 of this Report.

Changes in Control
------------------

          To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          During the past two years, the only transactions between members of management, nominees to become a director or executive officer, five percent stockholders, or promoters or persons who may be deemed to be parents of the Company are:

               Issued a total of 550,000 shares of the Company's common stock to
            William F. Pratt;

               Issued a total of 500,000 shares of the Company's common stock to
            S. Kent Holt;

               Granted to S. Kent Holt options to purchase up to 500,000 shares of the Company's common stock at a price of $0.27 per share;

               Issued a total of 800,000 shares of the Company's common stock to
            Worth P. Allred; and

               Received advances totaling $80,691 from Russell Chapman to cover operating expenses and equipment acquisitions. These advances have been recorded as a note payable which is unsecured, non-interest bearing and due upon demand.

          See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Parents of the Issuer.
----------------------

          The Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

         Reports on Form 8-K
         -------------------

         None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------


Registration Statement on Form 10-SB,           Part I
filed August 30, 1999**


          (ii)

Exhibit
Number               Description
------               -----------

 27       Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GALTECH SEMICONDUCTOR MATERIALS
                                       CORPORATION


Date: 3-16-2000                       By /s/ William F. Pratt
      ---------                         --------------------------------------
                                        William F. Pratt
                                        CEO, President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       GALTECH SEMICONDUCTOR MATERIALS
                                       CORPORATION



Date: 3-16-2000                      By /s/ William F. Pratt
      ---------                        -------------------------------------
                                        William F. Pratt
                                        CEO, President and Director



Date: 3-24-2000                      By /s/ S. Kent Holt
      ---------                        -------------------------------------
                                        S. Kent Holt
                                        Executive Vice President and
                                        Director



Date: 3-21-2000                      By /s/ Worth P. Allred
      ---------                        -------------------------------------
                                        Worth P. Allred
                                        Vice President, Research and
                                        Development, and Director


Date:3-16-2000                       By /s/ David R. Porter
     ---------                         -------------------------------------
                                        David R. Porter
                                        Secretary/Treasurer and Director

                       GALTECH SEMICONDUCTOR MATERIALS
                         CORPORATION AND SUBSIDIARIES

                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1999

                               C O N T E N T S



       Independent Auditors' Report . . . . . . . . . . . . . . . . . . 3

       Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . 4

       Consolidated Statements of Operations  . . . . . . . . . . . . . 5

       Consolidated Statements of Stockholders' Equity. . . . . . . . . 6

       Consolidated Statements of Cash Flows. . . . . . . . . . . . .  13

       Notes to the Consolidated Financial Statements . . . . . . . .  15

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Galtech Semiconductor Materials Corporation and Subsidiaries
(A Development Stage Company)
Lindon, Utah

We have audited the accompanying consolidated balance sheet of Galtech Semiconductor Materials Corporation and Subsidiaries (A Development Stage Company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from inception on June 18, 1984 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galtech Semiconductor Materials Corporation and Subsidiaries (A Development Stage Company) as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception on June 18, 1984 through December 31, 1999, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is a Development Stage Company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
February 8, 2000

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                          Consolidated Balance Sheet


                                    ASSETS

                                                              December 31,
                                                                 1999
CURRENT ASSETS

  Inventory                                           $         160,000

     Total Current Assets                                       160,000

EQUIPMENT, NET (Note 2)                                          58,797

     TOTAL ASSETS                                     $         218,797


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable (Note 5)                           $          40,563
  Note payable - related (Note 3)                                 1,424
  Accrued expenses                                                   72

     Total Current Liabilities                                   42,059

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000 shares
    authorized; 14,644,018 shares issued and outstanding          3,663
  Additional paid-in capital                                  4,884,723
  Stock subscription receivable                                (388,002)
  Deficit accumulated during the development stage           (4,323,646)

      Total Stockholders' Equity                                176,738

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         218,797

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations

                                                                    From
                                                                 Inception on
                                                                 June 18, 1984
                                       For the Years Ended          Through
                                           December 31,          December 31,
                                       1999          1998             1999


SALES                            $       -     $       -         $   599,609

COST OF PRODUCT SOLD                     -             -             676,198

GROSS MARGIN                             -             -             (76,589)

OPERATING EXPENSES

  General and administrative         636,755        47,084         2,285,463
  Legal and professional              31,256       356,400           830,828
  Research and development            25,411         9,553           536,099
  Depreciation                        36,237        31,997           364,371

    Total Expenses                   729,659      (445,034)        4,016,761

Net Loss From Operations            (729,659)     (445,034)       (4,093,350)

OTHER INCOME (EXPENSE)

  Interest expense                       (72)          -             (84,991)
  Interest income                        -             106            93,427
  Loss on disposal of assets             -         (19,283)         (241,238)
  Miscellaneous                          -             -               2,506

    Total Other Income (Expense)         (72)      (19,177)         (230,296)

NET LOSS                         $  (729,731)  $  (464,211)      $(4,323,646)

BASIC LOSS PER SHARE             $     (0.06)  $     (0.05)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,605,662     9,211,908


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit


Balance, June 18, 1984         -     $    -     $      -         $      -

Stock issued for cash at
 $0.0143 per share         140,173         35        1,965              -

Balance,
 December 31, 1984         140,173         35        1,965              -

Stock issued for cash at
 $0.05 per share           400,000        100       19,900              -

Stock issuance costs           -          -         (4,450)             -

Purchase of treasury
 stock                         -          -            -                -

Sale of treasury stock at
 $2.11 per share               -          -        411,073              -

Stock issued to officers
for services at $0.005
 per share                 438,600        110        2,083              -

Net loss  for the year
 ended December 31, 1985       -          -            -           (146,384)

Balance,
 December 31, 1985         978,773   $    245   $  430,571       $ (146,384)


                           Treasury Stock       Subscription      Total
                          Shares     Amount     Receivable       Equity


Balance, June 18, 1984         -     $    -     $      -         $      -

Stock issued for cash at
 $0.0143 per share             -          -            -              2,000

Balance,
 December 31, 1984             -          -            -              2,000

Stock issued for cash at
 $0.05 per share               -          -            -             20,000

Stock issuance costs           -          -            -             (4,450)

Purchase of treasury
 stock                    (403,976)    (5,950)         -             (5,950)

Sale of treasury stock at
 $2.11 per share           196,658      2,896          -            413,969

Stock issued to officers
for services at $0.005
 per share                     -          -            -              2,193

Net loss  for the year
 ended December 31, 1985       -          -            -           (146,384)

Balance,
 December 31, 1985        (207,318)  $ (3,054) $       -            281,378


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit


Balance forward              978,773   $     245    $  430,571   $  (146,384)

Purchase of treasury
 stock                           -           -             -             -

Sale of treasury stock at
 $29.65 per share                -           -       1,838,032            -

Net loss for the year
ended December 31, 1986          -           -             -        (542,930)

Balance,
 December 31, 1986           978,773         245     2,268,603      (689,314)

Net loss for the year
ended December 31, 1987          -           -             -        (509,693)

Balance,
 December 31, 1987           978,773         245     2,268,603    (1,199,007)

Stock issued for services
 at $0.60 per share           25,000           6        14,994           -

Net loss for the year
ended December 31, 1988          -           -             -        (501,513)

Balance,
 December 31, 1988         1,003,773   $     251    $2,283,597   $(1,700,520)


                           Treasury Stock          Subscription  Total
                          Shares       Amount      Receivable    Equity


Balance forward             (207,318)  $  (3,054)   $     -      $   281,378

Purchase of treasury
 stock                       (13,997)    (13,500)         -          (13,500)

Sale of treasury stock at
 $29.65 per share            (62,000)        768     (732,300)     1,106,500

Net loss for the year
ended December 31, 1986          -           -            -         (542,930)

Balance,
 December 31, 1986          (159,315)    (15,786)    (732,300)       831,448

Net loss for the year
ended December 31, 1987          -           -            -         (509,693)

Balance,
 December 31, 1987          (159,315)    (15,786)    (732,300)       321,755

Stock issued for services
 at $0.60 per share              -           -            -           15,000

Net loss for the year
ended December 31, 1988          -           -            -         (501,513)

Balance,
 December 31, 1988          (159,315) $  (15,786)   $ (732,300) $   (164,758)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit


Balance forward             1,003,773  $      251   $ 2,283,597  $(1,700,520)

Stock issued for cash at
 $2.00 per share               10,000           3        19,997          -

Stock issued for cash
 at $0.575 per share           20,000           5        11,495          -

Sale of treasury stock
 and subscription
 receivable                       -           -         (34,786)         -

Net loss for the year
 ended December 31, 1989          -           -             -       (306,612)

Balance
 December 31, 1989          1,033,773         259     2,280,303   (2,007,132)

Cancellation of shares             (5)        -             -            -

Stock issued for cash
 at $0.10 per share            25,000           6         2,494          -

Stock issued for cash
 at $0.005 per share            3,150           1            15          -

Additional compensation
 for treasury stock               -           -          34,701          -

Balance                     1,061,918  $  266       $ 2,317,513  $(2,007,132)


                            Treasury Stock          Subscription  Total
                           Shares       Amount      Receivable    Equity


Balance forward             (159,315)   $  (15,786)  $ (732,300) $ (164,758)

Stock issued for cash at
 $2.00 per share                 -             -            -        20,000

Stock issued for cash
 at $0.575 per share             -             -            -        11,500

Sale of treasury stock
and subscription
 receivable                  159,315        15,786      732,300     713,300

Net loss for the year
 ended December 31, 1989         -             -            -      (306,612)

Balance
 December 31, 1989               -             -            -       273,430

Cancellation of shares           -             -            -           -

Stock issued for cash
 at $0.10 per share              -             -            -         2,500

Stock issued for cash
 at $0.005 per share             -             -            -            16

Additional compensation
 for treasury stock              -             -            -        34,701

Balance                          -      $      -     $      -    $  310,647


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit


Balance forward           1,061,918    $      266   $ 2,317,513  $ 2,007,132)

Net loss for the year
 ended December 31, 1990        -             -             -       (123,676)

Balance,
 December 31, 1990        1,061,918           266     2,317,513   (2,130,808)

Stock issued for services
 at $0.12 per share          20,400             5         2,395          -

Net loss for the year
 ended December 31, 1991        -             -             -       (207,142)

Balance,
 December 31, 1991        1,082,318           271     2,319,908   (2,337,950)

Net loss for the year
 ended December 31, 1992        -             -             -            -

Balance,
 December 31, 1992        1,082,318           271     2,319,908   (2,337,950)

Net loss for the year
 endedDecember 31, 1993         -             -             -            -

Balance,
 December 31, 1993        1,082,318    $      271   $ 2,319,908  $(2,337,950)


                            Treasury Stock          Subscription  Total
                           Shares       Amount      Receivable    Equity


Balance forward                  -      $      -     $      -     $  310,647

Net loss for the year
 ended December 31, 1990         -             -            -       (123,676)

Balance,
 December 31, 1990               -             -            -        186,971

Stock issued for services
 at $0.12 per share              -             -            -          2,400

Net loss for the year
 ended December 31, 1991         -             -            -       (207,142)

Balance,
 December 31, 1991               -             -            -        (17,771)

Net loss for the year
 ended December 31, 1992         -             -            -            -

Balance,
 December 31, 1992               -             -            -        (17,771)

Net loss for the year
 endedDecember 31, 1993          -             -            -            -

Balance,
 December 31, 1993               -      $      -     $      -      $ (17,771)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit


Balance,
 December 31, 1993        1,082,318    $     271    $ 2,319,908  $(2,337,950)

Net loss for the year
 endedDecember 31, 1994         -            -              -        (10,964)

Balance,
 December 31, 1994        1,082,318          271      2,319,908   (2,348,914)

Stock issued for
 Commodity Recovery
 Corporation valued at
 predessor cost of $0.00    500,000          125           (125)         -

Stock issued for Energy
 Research Corporation
 valued at predessor cost
 of $0.00                 4,200,000        1,050         (1,050)         -

Conversion of debt to
 equity                         -            -            3,500          -

Net loss for the year
 ended December 31, 1995        -            -              -        (89,740)

Balance,
 December 31, 1995        5,782,318    $   1,446    $ 2,322,233  $(2,438,654)


                            Treasury Stock          Subscription  Total
                           Shares       Amount      Receivable    Equity


Balance,
 December 31, 1993              -       $    -       $      -     $  (17,771)
Net loss for the year
 ended December 31, 1994        -            -              -        (10,964)

Balance,
 December 31, 1994              -            -              -        (28,735)

Stock issued for
 Commodity Recovery
 Corporation valued at
 predessor cost of $0.00        -            -              -            -

Stock issued for Energy
 Research Corporation
 valued at predessor cost
 of $0.00                       -            -              -            -

Conversion of debt to
 equity                         -            -              -          3,500

Net loss for the year
 ended December 31, 1995        -            -              -        (89,740)

Balance,
 December 31, 1995              -       $    -       $      -     $ (114,975)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit

Balance,
 December 31, 1995        5,782,318    $  1,446     $ 2,322,233  $(2,438,654)

Stock issued for cash
 cash at $0.60 per share    150,000          38          89,962          -

Stock issued for
 services valued at $1.00
 per share                  288,000          73         287,927          -

Stock subscription
 receivable at $0.50 per
 share                       40,000          10          19,990          -

Net loss for the year
 ended  December 31, 1996       -           -          (400,501)         -

Balance,
 December 31, 1996        6,260,318       1,567       2,720,112   (2,839,155)

Stock issued for cash
 at $0.50 per share       1,163,700         291         575,773          -

Stock issued for services
 at $0.50 per share         250,000          63         124,937          -

Receipt of stock
 subscription                   -           -               -            -

Net loss for the year
 ended December 31, 1997        -           -               -       (290,549)

Balance,
 December 31, 1997        7,674,018    $  1,921     $ 3,420,822  $(3,129,704)


                            Treasury Stock          Subscription  Total
                           Shares       Amount      Receivable    Equity


Balance,
 December 31, 1995              -       $   -        $      -     $ (114,975)

Stock issued for cash
 cash at $0.60 per share        -           -               -         90,000

Stock issued for
 services valued at $1.00
 per share                      -           -               -        288,000

Stock subscription
 receivable at $0.50 per
 share                          -           -           (20,000)         -

Net loss for the year
 ended  December 31, 1996       -           -               -       (400,501)

Balance,
 December 31, 1996              -           -           (20,000)    (137,476)

Stock issued for cash
 at $0.50 per share             -           -               -        576,064

Stock issued for services
 at $0.50 per share             -           -               -        125,000

Receipt of stock
 subscription                   -           -            20,000       20,000
Net loss for the year
 ended December 31, 1997        -           -               -       (290,549)

Balance,
 December 31, 1997              -       $   -        $      -     $  293,039


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                  Additional
                              Common Stock         Paid-in        Accumulated
                           Shares      Amount      Capital          Deficit


Balance,
 December 31, 1997         7,674,018   $   1,921    $ 3,420,822  $(3,129,704)

Stock issued for services
 valued at $0.12 per
 share                     2,970,000         742        355,658          -

Contribution of capital
 by shareholder                  -           -           29,243          -

Net loss for the year
 ended December 31, 1998         -           -              -       (464,211)

Balance,
 December 31, 1998        10,644,018       2,663      3,805,723   (3,593,915)

Stock Issued for
 services valued at
 $0.27 per share           1,000,000         250        269,750          -

Stock issued for
 services to be rendered
 valued at $0.27 per
 share                     2,000,000         500        539,500          -

Stock issued for debt and
  subscription valued at
 $0.27 per share           1,000,000         250        269,750          -

Net loss for the year
 ended December 31, 1999         -           -              -       (729,731)

Balance,
 December 31, 1999        14,644,018   $   3,663    $ 4,884,723  $(4,323,646)


                            Treasury Stock          Subscription  Total
                           Shares       Amount      Receivable    Equity


Balance,
 December 31, 1997               -      $    -       $      -     $  293,039

Stock issued for services
 valued at $0.12 per
 share                           -           -              -        356,400

Contribution of capital
 by shareholder                  -           -              -         29,243

Net loss for the year
 ended December 31, 1998         -           -              -       (464,211)

Balance,
 December 31, 1998               -           -              -        214,471

Stock Issued for
 services valued at
 $0.27 per share                 -           -              -        270,000

Stock issued for
 services to be rendered
 valued at $0.27 per
 share                           -           -         (180,000)     360,000

Stock issued for debt and
  subscription valued at
 $0.27 per share                 -           -         (208,002)      61,998

Net loss for the year
 ended December 31, 1999         -           -              -       (729,731)

Balance,
 December 31, 1999               -      $    -       $ (388,002) $   176,738


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows

                                                                   From
                                                                 Inception on
                                                                 June 18, 1984
                                        For the Years Ended       Through
                                           December 31,          December 31,
                                          1999       1998          1999


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                 $(729,731) $ (464,211)  $(4,323,646)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                               36,237      31,997       364,371
  Common stock issued for services          630,000     356,400     1,399,400
  Loss on disposal of property                  -        19,283       241,238
 Changes in operating assets and
 liabilities: (Increase) in inventory           -           -        (160,000)
  (Increase) decrease in note receivable        -         8,510           -

  Increase (decrease) in accrued
   liabilities                                   72         -          59,742

   Net Cash (Used) by Operating
   Activities                               (63,422)    (48,021)   (2,418,895)

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                           -       (13,545)     (718,191)
 Purchase of treasury stock                     -           -         (19,450)
 Stock subscription                             -           -        (732,300)

   Net Cash (Used) from Investing
    Activities                                  -       (13,545)   (1,469,941)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable - related        63,422      13,000       540,798
 Repayments of note payable - related           -       (31,933)     (443,761)
 Sale of treasury stock                         -           -       1,911,183
 Cancellation of stock subscription             -           -         732,300
 Common stock issued for cash                   -           -       1,148,316

  Net Cash (Used) Provided by Financing
   Activities                             $  63,422  $  (18,933)  $ 3,888,836


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)

                                                                     From
                                                                 Inception on
                                                                 June 18, 1984
                                          For the Years Ended       Through
                                             December 31,         December 31,
                                          1999           1998         1999


INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  $      -        $ (80,499)  $      -


CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                       -           80,499          -


CASH AND CASH EQUIVALENTS
 END OF PERIOD                         $      -        $     -     $      -


                SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                              $      -        $     -     $   84,919
 Income taxes                          $      -        $     -     $      -


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services      $  630,000      $ 356,400   $1,399,400
 Common stock issued for debt          $   61,998      $     -     $   61,998


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements presented are those of Galtech Semiconductor Materials Corporation (the Company) and its wholly-owned subsidiaries Energy Research Corporation (ERC) and Commodity Recovery Corporation (CRC). The Company was incorporated on June 18, 1984 under the laws of the State of Utah as Versa tech, Inc. On April 30, 1985, the Company changed its name to Galtech, Inc., and on June 18, 1986, the Company changed its name to Galtech Semiconductor Materials Corporation. The Company was engaged in the manufacture of compound semiconductor materials, but ceased all operations in 1990 when a fire destroyed the Company's research and development as well as the Company's operations center. Principal operations have not yet resumed. On February 28, 1995, the Company issued 500,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of CRC. On February 28, 1995, the Company issued 4,200,000 shares of common stock in exchange for 100% of the issued and outstanding shares of ERC.
       (Note 4)

       Energy Research Corporation (ERC) was incorporated on February 7, 1994 under the laws of the State of Arizona. ERC was incorporated to develop and produce alternative sources of energy.

       Commodity Recovery Corporation (CRC) was incorporated on October 31, 1994 under the laws of the State of Utah. CRC was incorporated to develop and market products relating to the decontamination of aflatoxin.

       At the time of acquisition of CRC and ERC, the Company was essentially inactive, with no operations and minimal assets. Neither CRC or ERC had any assets or operations. As such, the acquisition was recorded at predessor cost which was $0. The Company is the continuing entity for accounting and legal purposes.

       a.  Accounting Methods

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

       b.  Equipment

       Depreciation of equipment is provided using the straight-line method over the estimated lives of five years.

       Maintenance and repairs of the equipment that do not improve or extend the lives of the respective assets are charged to expense as incurred. Major renewals and betterments are treated as capital expenditures and depreciated accordingly.

       When assets are retired or otherwise disposed of, or become fully depreciated, the cost of the assets and the related accumulated depreciation are removed from the accounts with any gain or loss on disposition reflected in the statement of operations.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Income Taxes

       No provision for taxes has been made, due to cumulative operating losses at December 31, 1999. The Company has net operating loss carryforwards of approximately $4,300,000 which will expire by 2019. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       d.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Basic Loss Per Share

                                          For the Year Ended
                                           December 31, 1999
                                     Loss        Shares       Per Share
                                 (Numerator)  (Denominator)     Amount

       Net loss                  $ (729,731)    12,605,662    $  (0.06)

                                          For the Year Ended
                                           December 31, 1998
                                     Loss        Shares       Per Share
                                 (Numerator)  (Denominator)     Amount

       Net loss                  $ (464,211)     9,211,908    $  (0.05)

       The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

       f. Principles of Consolidation

       The consolidated financial statements include those of Galtech Semiconductor Materials Corporation (the Company) and its 100% owned subsidiaries Energy Research Corporation and Commodity Recovery Corporation. All significant intercompany accounts and transactions have been eliminated.

        g. Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       h.  Inventory

       The inventory of raw materials for crystal growing is stated at the lower of cost or market and is accounted for on a first-in-first-out basis.

       i.  Revenue Recognition

       When the Company begins operations, revenue will be recorded upon the sale and delivery of the finished products.

NOTE 2 - EQUIPMENT

                                                            December 31,
                                                                1999

       Equipment consists of the following:

       Research equipment                                   $   181,187
       Less: accumulated depreciation                          (122,390)

       Net Equipment
                                                            $    58,797

       Amounts charged to depreciation expense were $36,237 and $31,997 for the years ended December 31, 1999 and 1998, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

       The former president of the Company has provided advances to the Company to cover operating expenses as well as equipment acquisitions which have been recorded as a note payable - related. This note is unsecured, non-interest bearing and is due upon demand. The advances are repaid as the Company's cash needs allow. During the year ended December 31, 1998, the former President advanced $13,000 to the Company, was repaid $31,933 and contributed the balance of the advance payable to him of $29,243, to the Company.

       In 1999, the former president paid expenses of $61,998 toward the stock subscription of $270,000. Additionally, the current president made advances to the Company of $1,434 which bear interest at 10%, are unsecured and due on demand.

NOTE 4 - STOCK TRANSACTIONS

       On February 8, 1995, the Board of Directors approved a 20 to 1 reverse stock split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998


NOTE 4 -  STOCK TRANSACTIONS (Continued)

       On February 28, 1995, the Board of Directors issued 500,000 shares of common stock to acquire Commodity Research Corporation (CRC). CRC has no assets or operating history and the acquisition was valued at $0.

       On February 28, 1995, the Board of Directors issued 4,200,000 shares of common stock to acquire Energy Research Corporation (ERC). ERC had no assets or operating history, and the acquisition was valued at predecessor cost of $0.

       In November 1995, the Company issued 125,000 shares of common stock for public relations services to be performed. The contract was canceled in December, 1995 and the stock was returned and canceled.
       Accordingly, the financial statements do not reflect the issuance and cancellation of the 125,000 shares.

       In 1996, the Company issued 150,000 shares of common stock for cash at $0.60 per share.

       In 1996, the Company issued 40,000 shares of common stock for a subscription receivable valued at $0.50 per share.

       In 1996, the Company issued 288,000 shares of common stock for legal and professional services rendered, valued at $1.00 per share.

       In 1997, the Company issued 1,163,700 shares of common stock for cash at $0.50 per share.

       In 1997, the Company issued 250,000 shares of common stock for services, valued at $0.50 per share.

       In 1998, the Company issued 2,970,000 shares of common stock for services valued at $0.12 per share.

       In 1999, the Company issued 3,000,000 shares of common stock for services valued at $0.27 per share.

       In 1999, the Company issued 1,000,000 shares of common stock for debt and subscription valued at $0.27 per share.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998


NOTE 5 -  COMMITMENTS AND CONTINGENCIES

       On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for December 31, 1999. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables has expired. The Company does not intend to pay the liabilities however there is no assurance that the creditors will not make claims against the Company.

NOTE 6 - GOING CONCERN

       The Company's financial statements are prepared using the generally accepted accounting principles applicable to going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objective of operating profitably. The Company plans to continue the research and development process prior to the sales of its product. In the interim, management has committed to covering the operating expenses of the Company.