Form 10QSB
period 2000-03-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2000-05-12
CIK 1093432

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                 April 18, 2000

                                   14,844,018
                                   ----------

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

                        GALTECH SEMICONDUCTOR MATERIALS
                         CORPORATION AND SUBSIDIARIES

                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2000 and December 31, 1999

                               C O N T E N T S



          Independent Accountants' Review Report . . . . . . . . . . . 3

          Consolidated Balance Sheets  . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Operations  . . . . . . . . . . . 5

          Consolidated Statements of Stockholders' Equity. . . . . . . 6

          Consolidated Statements of Cash Flows. . . . . . . . . . .  14

          Notes to the Consolidated Financial Statements . . . . . .  16

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Galtech Semiconductor Materials Corporation and Subsidiaries
(A Development Stage Company)
Lindon, Utah


We have reviewed the accompanying consolidated balance sheets of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements.


HJ & Associates, LLC
Salt Lake City, Utah
May 4, 2000

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                March 31,      December 31,
                                                   1999            1999


CURRENT ASSETS

  Cash                                           $     73,079    $      -
  Inventory                                           160,000       160,000

     Total Current Assets                             233,079       160,000

EQUIPMENT, NET (Note 2)                                49,738        58,797

     TOTAL ASSETS                                $    282,817    $  218,797


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable - trade                       $        487    $       -
  Accounts payable (Note 5)                            40,563         40,563
  Note payable - related (Note 3)                       8,410          1,424
  Accrued expenses                                        210             72


     Total Current Liabilities                         49,670         42,059

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000
   shares authorized; 14,814,018 and
   14,644,018 shares issued and
   outstanding, respectively                            3,713          3,663

  Additional paid-in capital                        4,934,673      4,884,723
  Stock subscription receivable                      (183,002)      (388,002)
  Deficit accumulated during the development stage (4,522,237)    (4,323,646)

      Total Stockholders' Equity                      233,147        176,738

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    282,817    $   218,797


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                                                      From
                                                                  Inception on
                                                                 June 18, 1984
                                    For the Three Months Ended      Through
                                             March 31,              March 31,
                                       2000             1999          2000


SALES                                  $       -    $        -   $   599,609

COST OF PRODUCT SOLD                           -             -       676,198

GROSS MARGIN                                   -             -       (76,589)

OPERATING EXPENSES

 General and administrative                183,695         3,049   2,469,158
 Legal and professional                      5,816         1,200     836,644
 Research and development                      -          25,000     536,099
 Depreciation                                9,059         9,059     373,430

  Total Expenses                           198,570        38,308   4,215,331

Net Loss From Operations                  (198,570)      (38,308) (4,291,920)

OTHER INCOME (EXPENSE)

 Interest expense                             (210)          -       (85,201)
 Interest income                               189           -        93,616
 Loss on disposal of assets                    -             -      (241,238)
 Miscellaneous                                 -             -         2,506

  Total Other Income (Expense)                 (21)          -      (230,317)

NET LOSS                               $  (198,591) $    (38,308)$(4,522,237)

BASIC LOSS PER SHARE                   $     (0.01) $      (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     14,662,370    10,644,018


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity



                                                     Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance, June 18, 1984                -   $       -   $       -   $       -

Stock issued for cash at
 $0.0143 per share                140,173          35       1,965         -

Balance,
 December 31, 1984                140,173          35       1,965         -

Stock issued for cash at
 $0.05 per share                  400,000         100      19,900         -

Stock issuance costs                  -           -        (4,450)        -

Purchase of treasury
 stock                                -           -           -           -

Sale of treasury stock at             -           -       411,073         -
 $2.11 per share

Stock issued to officers for
 services at $0.005
 per share                        438,600         110       2,083         -

Net loss  for the year ended
 December 31, 1985                    -           -           -      (146,384)

Balance,
 December 31, 1985                978,773 $       245 $   430,571 $  (146,384)



                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance, June 18, 1984        $       -   $       -   $       -   $       -

Stock issued for cash at
 $0.0143 per share                    -           -           -         2,000

Balance,
 December 31, 1984                    -           -           -         2,000

Stock issued for cash at
 $0.05 per share                      -           -           -        20,000

Stock issuance costs                  -           -           -        (4,450)

Purchase of treasury             (403,976)     (5,950)        -        (5,950)
 stock

Sale of treasury stock at
 $2.11 per share                  196,658       2,896         -       413,969

Stock issued to officers for
 services at $0.005 per share         -           -           -         2,193

Net loss  for the year ended
 December 31, 1985                    -           -           -      (146,384)

Balance,
 December 31, 1985            $  (207,318)$    (3,054)$       -   $   281,378



                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance forward                   978,773 $       245 $   430,571 $  (146,384)

Purchase of treasury stock            -           -           -           -

Sale of treasury stock at
 $29.65 per share                     -           -     1,838,032         -

Net loss for the year ended
 December 31, 1986                    -           -           -      (542,930)

Balance,
 December 31, 1986                978,773         245   2,268,603    (689,314)

Net loss for the year ended
 December 31, 1987                    -           -           -      (509,693)

Balance,
 December 31, 1987                978,773         245   2,268,603  (1,199,007)

Stock issued for services
 at $0.60 per share                25,000           6      14,994         -

Net loss for the year ended
 December 31, 1988                    -           -           -      (501,513)

Balance,
 December 31, 1988              1,003,773 $       251 $ 2,283,597 $(1,700,520)



                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance forward                  (207,318)$    (3,054)$       -   $   281,378

Purchase of treasury stock        (13,997)    (13,500)        -       (13,500)

Sale of treasury stock at
 $29.65 per share                  62,000         768    (732,300)  1,106,500

Net loss for the year ended
 December 31, 1986                    -           -           -      (542,930)

Balance,
 December 31, 1986               (159,315)    (15,786)   (732,300)    831,448

Net loss for the year ended
 December 31, 1987                    -           -           -      (509,693)

Balance,
 December 31, 1987               (159,315)    (15,786)   (732,300)    321,755

Stock issued for services at
 $0.60 per share                      -           -           -        15,000

Net loss for the year ended
 December 31, 1988                    -           -           -      (501,513)

Balance,
 December 31, 1988            $  (159,786)$   (15,786)$  (732,300)$  (164,758)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance forward                 1,003,773 $       251 $ 2,283,597 $(1,700,520)

Stock issued for cash at
 $2.00 per share                   10,000           3      19,997         -

Stock issued for cash
 at $0.575 per share               20,000           5      11,495         -

Sale of treasury stock
 and subscription receivable          -           -       (34,786)        -

Net loss for the year ended
 December 31, 1989                    -           -           -      (306,612)

Balance
 December 31, 1989              1,033,773         259   2,280,303  (2,007,132)

Cancellation of shares                 (5)        -           -           -

Stock issued for cash
 at $0.10 per share                25,000           6       2,494         -

Stock issued for cash
 at $0.005 per share                3,150           1          15         -

Additional compensation
 for treasury stock                   -           -        34,701         -

Balance                         1,061,918       $ 266 $ 2,317,513 $(2,007,132)




                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance forward               $  (159,315)$   (15,786)$  (732,300)$  (164,758)

Stock issued for cash at              -           -           -        20,000
 $2.00 per share

Stock issued for cash
 at $0.575 per share                  -           -           -        11,500

Sale of treasury stock
 and subscription receivable      159,315      15,786     732,300     713,300

Net loss for the year ended
 December 31, 1989                    -           -           -      (306,612)

Balance
 December 31, 1989                    -           -           -       273,430

Cancellation of shares                -           -           -           -

Stock issued for cash
 at $0.10 per share                   -           -           -         2,500

Stock issued for cash
 at $0.005 per share                  -           -           -            16

Additional compensation
 for treasury stock                   -           -           -        34,701

Balance                       $       -   $       -   $       -   $   310,647


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance forward                 1,061,918 $       266 $ 2,317,513 $(2,007,132)

Net loss for the year ended
 December 31, 1990                    -           -           -      (123,676)

Balance,
 December 31, 1990              1,061,918         266   2,317,513  (2,130,808)

Stock issued for services
 at $0.12 per share                20,400           5       2,395         -

Net loss for the year ended
 December 31, 1991                    -           -           -      (207,142)

Balance,
 December 31, 1991              1,082,318         271   2,319,908  (2,337,950)

Net loss for the year ended
 December 31, 1992                    -           -           -           -

Balance,
 December 31, 1992              1,082,318         271   2,319,908  (2,337,950)

Net loss for the year ended
December 31, 1993                     -           -           -           -

Balance,
 December 31, 1993              1,082,318 $       271 $ 2,319,908 $(2,337,950)



                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance forward               $       -   $       -   $       -   $   310,647

Net loss for the year ended
 December 31, 1990                    -           -           -      (123,676)

Balance,
 December 31, 1990                    -           -           -       186,971

Stock issued for services
 at $0.12 per share                   -           -           -         2,400

Net loss for the year ended
 December 31, 1991                    -           -           -      (207,142)

Balance,
 December 31, 1991                    -           -           -       (17,771)

Net loss for the year ended
 December 31, 1992                    -           -           -           -

Balance,
 December 31, 1992                    -           -           -       (17,771)

Net loss for the year ended
December 31, 1993                     -           -           -           -

Balance,
 December 31, 1993            $       -   $       -   $       -   $   (17,771)

</TABLE



                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance,
 December 31, 1993              1,082,318 $       271 $ 2,319,908 $(2,337,950)

Net loss for the year ended
December 31, 1994                     -           -           -       (10,964)

Balance,
 December 31, 1994              1,082,318         271   2,319,908  (2,348,914)

Stock issued for
 Commodity Recovery
 Corporation valued at
 predessor cost of $0.00          500,000         125        (125)        -

Stock issued for Energy
 Research Corporation
 valued at predessor cost
 of $0.00                       4,200,000       1,050      (1,050)        -

Conversion of debt to
 equity                               -           -         3,500         -

Net loss for the year ended
 December 31, 1995                    -           -           -       (89,740)

Balance,
 December 31, 1995              5,782,318 $     1,446 $ 2,322,233 $(2,438,654)




                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance,
 December 31, 1993            $       -   $       -   $       -   $   (17,771)

Net loss for the year ended
December 31, 1994                     -           -           -       (10,964)

Balance,
 December 31, 1994                    -           -           -       (28,735)

Stock issued for
 Commodity Recovery
 Corporation valued at
 predessor cost of $0.00              -           -           -           -

Stock issued for Energy
 Research Corporation
 valued at predessor cost
 of $0.00                             -           -           -           -

Conversion of debt to
 equity                               -           -           -         3,500

Net loss for the year ended
 December 31, 1995                    -           -           -       (89,740)

Balance,
 December 31, 1995            $       -   $       -   $       -   $  (114,975)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance,
 December 31, 1995              5,782,318 $     1,446 $ 2,322,233 $(2,438,654)

Stock issued for cash
 cash at $0.60 per share          150,000          38      89,962         -

Stock issued for
 services valued at $1.00
 per share                        288,000          73     287,927         -

Stock subscription receivable
 at $0.50 per share                40,000          10      19,990         -

Net loss for the year ended
 December 31, 1996                    -           -           -      (400,501)

Balance,
 December 31, 1996              6,260,318       1,567   2,720,112  (2,839,155)

Stock issued for cash
 at $0.50 per share             1,163,700         291     575,773         -

Stock issued for services
 at $0.50 per share               250,000          63     124,937         -

Receipt of stock
 subscription                         -           -           -           -

Net loss for the year ended
 December 31, 1997                    -           -           -      (290,549)


Balance,
 December 31, 1997              7,674,018 $     1,921 $ 3,420,822 $(3,129,704)



                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance,
 December 31, 1995            $       -   $       -   $       -   $  (114,975)

Stock issued for cash
 cash at $0.60 per share              -           -           -        90,000

Stock issued for
 services valued at $1.00
 per share                            -           -           -       288,000

Stock subscription receivable
 at $0.50 per share                   -           -       (20,000)        -

Net loss for the year ended
 December 31, 1996                    -           -           -      (400,501)

Balance,
 December 31, 1996                    -           -       (20,000)   (137,476)

Stock issued for cash
 at $0.50 per share                   -           -           -       576,064

Stock issued for services
 at $0.50 per share                   -           -           -       125,000

Receipt of stock
 subscription                         -           -        20,000      20,000

Net loss for the year ended
 December 31, 1997                    -           -           -      (290,549)

Balance,
 December 31, 1997            $       -   $       -   $       -   $   293,039


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)





                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance,
 December 31, 1997              7,674,018 $     1,921 $ 3,420,822 $(3,129,704)

Stock issued for services
 valued at $0.12 per share      2,970,000         742     355,658         -

Contribution of capital by
 shareholder                          -           -        29,243         -

Net loss for the year ended
 December 31, 1998                    -           -           -      (464,211)

Balance,
 December 31, 1998             10,644,018       2,663   3,805,723  (3,593,915)

Stock Issued for services
  valued at $0.27 per share     1,000,000         250     269,750         -

Stock issued for services
  to be rendered valued at
  $0.27 per share               2,000,000         500     539,500         -

Stock issued for debt and
  subscription valued at
  $0.27 per share               1,000,000         250     269,750         -

Net loss for the year ended
 December 31, 1999                    -           -           -      (729,731)

Balance,
 December 31, 1999             14,644,018 $     3,663 $ 4,884,723 $(4,323,646)




                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance,
 December 31, 1997            $       -   $       -   $       -   $   293,039

Stock issued for services
 valued at $0.12 per share            -           -           -       356,400

Contribution of capital by
 shareholder                          -           -           -        29,243

Net loss for the year ended
 December 31, 1998                    -           -           -      (464,211)

Balance,
 December 31, 1998                    -           -           -       214,471

Stock Issued for services
  valued at $0.27 per share           -           -           -       270,000

Stock issued for services
  to be rendered valued at            -           -      (180,000)    360,000
  $0.27 per share

Stock issued for debt and
  subscription valued at
  $0.27 per share                     -           -      (208,998)     61,998

Net loss for the year ended
 December 31, 1999                    -           -           -      (729,731)

Balance,
 December 31, 1999            $       -   $       -   $  (388,002)$   176,738


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)



                                                        Additional
                                  Common Stock         Paid-in   Accumulated
                                Shares     Amount      Capital     Deficit


Balance,
 December 31, 1999             14,644,018 $     3,663 $ 4,884,723 $(4,323,646)

Expense of subscription
 receivable                           -           -           -           -

Receipt of stock
 subscription                         -           -           -           -

Stock issued for cash at
 $0.25 per share                  200,000          50      49,950         -

Net loss for the period
 ended March 31, 2000                 -           -           -      (198,591)

Balance,
 March 31, 2000                14,844,018 $     3,713 $ 4,934,673 $ 4,522,237




                                Treasury Stock       Subscription   Total
                              Shares      Amount      Receivable    Equity


Balance,
 December 31, 1999            $       -   $       -   $  (388,002)$   176,738

Expense of subscription
 receivable                           -           -       180,000     180,000

Receipt of stock
 subscription                         -           -        25,000      25,000

Stock issued for cash at
 $0.25 per share                      -           -           -        50,000

Net loss for the period
 ended March 31, 2000                 -           -           -      (198,591)

Balance,
 March 31, 2000               $       -   $       -   $   183,002 $   233,147


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                              AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows


                                                                     From
                                                                  Inception on
                                               For the           June 18, 1984
                                         Three Months Ended        Through
                                               March 31,           March 31,
                                         2000          1999          2000


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                $ (198,591) $ (38,308)  $ (4,522,237)

 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                9,059      9,059        373,430

  Common stock issued for services          205,000        -        1,604,400

  Loss on disposal of property                  -          -          241,238

 Changes in operating assets and liabilities:

  (Increase) in inventory                       -          -         (160,000)

  Increase (decrease) in accounts payable       487        -              487

  Increase (decrease) in accrued
   liabilities                                  138        -           59,880

   Net Cash (Used) by Operating
    Activities                               16,093    (29,249)    (2,402,802)

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                           -          -         (718,191)

 Purchase of treasury stock                     -          -          (19,450)

 Stock subscription                             -          -         (732,300)

   Net Cash (Used) from Investing
    Activities                                  -          -       (1,469,941)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable - related         6,986     29,249        547,784

 Repayments of note payable - related           -          -         (443,761)

 Sale of treasury stock                         -          -        1,911,183

 Cancellation of stock subscription             -          -          732,300

 Common stock issued for cash                50,000        -        1,198,316

  Net Cash (Used) Provided by Financing
   Activities                            $   56,986  $  29,249   $  3,945,822


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)


                                                                     From
                                                                  Inception on
                                               For the           June 18, 1984
                                          Three Months Ended        Through
                                               March 31,            March 31,
                                          2000          1999          2000


INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     $    73,079 $       -   $    73,079

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                           -           -           -


CASH AND CASH EQUIVALENTS
 END OF PERIOD                            $    73,079 $       -   $    73,079


                SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                                 $       -   $       -   $    84,919
 Income taxes                             $       -   $       -   $  -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services         $   205,000 $       -   $ 1,604,400


 Common stock issued for debt             $       -   $       -   $    61,998


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


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

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                            AND SUBSIDIARIES
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                   March 31, 2000 and December 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Income Taxes


No provision for taxes has been made, due to cumulative operating losses at March 31, 2000. The Company has net operating loss carryforwards of approximately $4,522,000 which will expire by 2020. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

d.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.  Basic Loss Per Share

                                 For the Three Months Ended
                                        March 31, 2000
                            Loss            Shares      Per Share
                           (Numerator)   (Denominator)    Amount

       Net loss            $ (198,591)     14,662,370   $   (0.01)


                                 For the Three Months Ended
                                       March 31, 1999
                            Loss            Shares      Per Share
                          (Numerator)    (Denominator)    Amount

       Net loss            $  (38,308)     10,644,018   $   (0.00)

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

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Inventory

The inventory of raw materials for crystal growing is stated at the lower of cost or market and is accounted for on a first-in-first-out basis.

i.  Revenue Recognition

When the Company begins operations, revenue will be recorded upon the sale and delivery of the finished products.

NOTE 2 -EQUIPMENT

                                              March 31,      December 31,
                                                 2000           1999

      Equipment consists of the following:

      Research equipment                      $  181,187     $  181,187
      Less: accumulated depreciation            (131,449)      (122,390)

      Net Equipment                           $   49,738     $   58,797

Amounts charged to depreciation expense were $9,059 and $36,237 for the period ended March 31, 2000 and December 31, 1999, respectively.

NOTE 3 -RELATED PARTY TRANSACTIONS

In 1999, the former president of the Company, paid expenses of $61,998 toward the stock subscription of $270,000. In March of 2000, an additional $25,000 was paid toward the stock subscription. Additionally, the current president made advances to the Company of $3,294 which bear interest at 10%, are unsecured and due on demand.

Two other related parties made advances to the Company to cover operating expenses of $5,116, which also bear interest at 10%, are unsecured and due on demand. Thus, making total related part debt $8,410 at March 31, 2000.

NOTE 4 -STOCK TRANSACTIONS

On February 8, 1995, the Board of Directors approved a 20 to 1 reverse stock split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                     March 31, 2000 and December 31, 1999


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

In March 2000, the Company issued 200,000 shares of common stock for cash at $0.25 per share.

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                    March 31, 2000 and December 31, 1999


NOTE 5 - COMMITMENTS AND CONTINGENCIES

On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for March 31, 2000. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables has expired. The Company does not intend to pay the liabilities however there is no assurance that the creditors will not make claims against the Company.

NOTE 6 -GOING CONCERN

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          During the next six months, the Company plans to perform test production runs to test the model for production of cadmium telluride substrates for use in semiconductors. This model was developed by the Company's President, Dr. William F. Pratt. Each production run requires approximately three to four weeks to heat the metal in the Company's furnace and allow it to cool. The Company has a fully instrumented, custom-designed control program that will allow it to compare actual production data to its model and make appropriate adjustments in the production process. The Company has sufficient equipment, supplies and materials to continue this process for six months. Any funds required at this stage are expected to be minimal.

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

          The terms of the Verity funding are as follows:

               During the quarterly period ended March 31, 2000, Verity provided the Company with $50,000 in exchange for 200,000 "unregistered"
             and "restricted" shares of common stock.  These shares were issued on March 24, 2000;

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

          With the exception of Verity's subscription for the initial 200,000 "unregistered" and "restricted" shared, the Company and Verity have not yet executed binding subscription agreements with respect to the anticipated funding, and there can be no assurance that the Company will be successful in this regard. If the Company is able to obtain this funding, the proceeds will be allocated to research and development and working capital.

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

Results of Operations.
---------------------

          The Company has not had any material operations since approximately 1990. In anticipation of renewed operations, it has conducted four test crystal growths in the last two years, with the latest one completed at the end of the March 31, 2000 quarter.

Liquidity.
----------

          The Company received no revenues during the quarterly periods ended March 31, 2000, and 1999. Net losses for these periods were $198,591 and $38,308, respectively.

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

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          On March 24, 2000, the Company issued 200,000 "unregistered" and "restricted" shares of its common stock to Verity Global Financial, LLC, in consideration of the sum of $50,000 dollars. These proceeds have been allocated to working capital. For additional information about the Company's relationship with Verity Global Financial, see Part I, Item 2 of this Report.

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


Date: 11 May 2000                By: /s/ William F. Pratt
     --------------                 -------------------------------------
                                    William F. Pratt
                              CEO, President and Director


Date: 11 May 2000                By: /s/ David R. Porter
     --------------                 -------------------------------------
                                    David R. Porter
                                    Secretary/Treasurer and Director