Form 10QSB
period 2000-06-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2000-08-15
CIK 1093432

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                               923 West 500 North
                               Lindon, Utah 84042
                               ------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 785-6294

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

                                  June 30, 2000

                                   14,814,018
                                   ----------

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

                     June 30, 2000 and December 31, 1999

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                             AND SUBSIDIARIES
                       (A Development Stage Company)
                        Consolidated Balance Sheets

[CAPTION]

                                  ASSETS



                                          June 30,             December 31,
                                            2000                  1999
                                        (Unaudited)


CURRENT ASSETS
  Cash                                 $     63,677             $        -
  Inventory                                 160,000                 160,000

     Total Current Assets                   223,677                 160,000

EQUIPMENT, NET (Note 2)                      40,678                  58,797

     TOTAL ASSETS                      $    264,355             $   218,797


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable - trade             $      5,571             $        -
  Accounts payable (Note 5)                  40,563                  40,563
  Note payable - related (Note 3)             8,588                   1,424
  Accrued expenses                              429                      72


     Total Current Liabilities               55.151                  42,059

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value,
   200,000,000 shares authorized;
   14,814,018 and 14,644,018 shares
   issued and outstanding, respectively       3,713                   3,663

  Additional paid-in capital              4,934,673               4,884,723

  Stock subscription receivable            (183,002 )              (388,002)

  Deficit accumulated during
   the development stage                 (4,546,180 )            (4,323,646)

      Total Stockholders' Equity            209,204                 176,738

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $     264,355            $    218,797


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                              AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                               (Unaudited)


                                                                    From
                                                                Inception on
                                                               June 18, 1984
               For the Three Months     For the Six Months         Through
                   Ended June 30,          Ended June 30,          June 30,
                2000           1999      2000           1999          2000


SALES           $       -      $    -    $    -         $   -     $  599,609

COST OF
 PRODUCT SOLD           -           -         -             -        676,198






GROSS MARGIN            -           -         -             -        (76,589)

OPERATING EXPENSES

 General and
  administrative     2,018        1,741    189,537       29,789    2,475,000

 Legal and
  professional       2,774           -       4,765        1,200      835,593

 Research and
  development       10,731            -     10,731           -       546,830

 Depreciation        9,059        9,059     18,119       18,119      382,490

  Total Expenses    24,582       10,800    223,152       49,108    4,239,913

Net Loss
 From Operations   (24,582)     (10,800)  (223,152)     (49,108)   4,316,502

OTHER INCOME (EXPENSE)

 Interest expense     (219)          -        (429)          -       (85,420)

 Interest income       858           -       1,047           -        94,474

 Loss on disposal
  of assets             -            -          -            -      (241,238)

 Miscellaneous          -            -          -            -         2,506

  Total Other Income
   (Expense)           639           -         618           -      (229,678)

NET LOSS         $ (23,943)   $ (10,800) $(222,534)   $(49,108)  $(4,546,180)

BASIC LOSS
 PER SHARE       $   (0.00)   $   (0.00) $   (0.02)   $  (0.00)
WEIGHTED AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING    14,662,370   10,644,018  14,738,194  10,644,018


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                 AND SUBSIDIARIES
                         (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

[CAPTION]

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
$2.11 per share

Stock issued to
 officers for
 services at $0.005
 per share               438,600        110          2,083            -

Net loss for the year
 ended December 31,
 1985                        -          -              -         (146,384)

Balance,
 December 31, 1985       978,773     $  245      $ 430,571     $ (146,384)


                          Treasury Stock          Subscription         Total
                        Shares      Amount          Receivable        Equity



Balance, June 18, 1984  $     -      $     -      $     -      $     -

Stock issued for cash
 at $0.0143 per share         -            -            -          2,000

Balance, December 31,
 1984                         -            -            -          2,000

Stock issued
 for cash at $0.05
 per share                    -            -            -         20,000

Stock issuance costs          -            -            -         (4,450)

Purchase of treasury
 stock                   (403,976)      (5,950)         -         (5,950)

Sale of treasury stock
 at $2.11 per share       196,658        2,896          -        413,969

Stock issued to
 officers for services
 at $0.005 per share          -            -            -          2,193

Net loss for the year
 ended December 31,1985       -            -            -       (146,384)

Balance, December 31,
 1985                    (207,318)      (3,054)         -        281,378


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit

Balance forward               978,773  $       245  $   430,571  $   (146,384)

Purchase of treasury
 stock                            -            -            -             -

Sale of treasury stock at
 $29.65 per share                 -            -      1,838,032           -

Net loss for the year
 ended December 31, 1986          -            -            -        (542,930)

Balance,
 December 31, 1986            978,773          245    2,268,603      (689,314)

Net loss for the year
 ended December 31, 1987          -            -            -        (509,693)

Balance,
 December 31, 1987            978,773          245    2,268,603    (1,199,007)

Stock issued for
 services at $0.60 per
 share                         25,000            6       14,994           -

Net loss for the year ended
 December 31, 1988                -          -              -        (501,513)

Balance,
 December 31, 1988          1,003,773  $     251    $ 2,283,597  $ (1,700,520)



                            Treasury Stock         Subscription    Total
                          Shares      Amount        Receivable     Equity


Balance forward             (207,318)      (3,054)          -         281,378

Purchase of treasury
 stock                       (13,318)     (13,500)          -         (13,500)

Sale of treasury stock at
 $29.65 per share             62,000          768      (732,300)    1,106,500

Net loss for the year
 ended December 31, 1986         -            -             -        (542,930)

Balance,
 December 31, 1986          (159,315)     (15,786)     (732,300)      831,448

Net loss for the year
 ended December 31, 1987         -            -             -        (509,693)

Balance,
 December 31, 1987          (159,315)     (15,786)     (732,300)      321,755

Stock issued for
 services at $0.60 per
 share                           -            -             -          15,000

Net loss for the year ended
 December 31, 1988               -            -             -        (501,513)

Balance,
 December 31, 1988          (159,315)     (15,786)     (732,300)     (164,758)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit


Balance forward             1,003,773  $       251  $  2,283,597 $ (1,700,520)

Stock issued for cash at
 $2.00 per share               10,000            3        19,997          -

Stock issued for cash
 at $0.575 per share           20,000            5        11,495          -

Sale of treasury stock
 and subscription
 receivable                       -            -         (34,786)         -

Net loss for the year
 ended December 31, 1989          -            -             -       (306,612)

Balance
 December 31, 1989          1,033,773          259     2,280,303   (2,007,132)

Cancellation of shares             (5)         -             -            -

Stock issued for cash
 at $0.10 per share            25,000            6         2,494          -

Stock issued for cash
 at $0.005 per share            3,150            1            15          -

Additional compensation
 for treasury stock               -            -          34,701          -

Balance                     1,061,918  $       266  $   2,317,513$ (2,007,132)



                            Treasury Stock         Subscription    Total
                          Shares      Amount        Receivable     Equity


Balance forward           (159,315)    $ (15,786)   $ (732,300) $ (164,758)

Stock issued for cash at        -             -             -       20,000
 $2.00 per share

Stock issued for cash           -             -             -       11,500
 at $0.575 per share

Sale of treasury stock     159,315        15,786       732,300     713,300
 and subscription
 receivable

Net loss for the year
 ended December 31, 1989        -             -             -     (306,612)

Balance
 December 31, 1989              -             -             -      273,430

Cancellation of shares          -             -             -           -

Stock issued for cash
 at $0.10 per share             -             -             -        2,500

Stock issued for cash
 at $0.005 per share            -             -             -           16

Additional compensation
 for treasury stock             -             -             -       34,701

Balance                         -       $     -       $     -      310,647


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit


Balance forward             1,061,918  $       266  $ 2,317,513 $ (2,007,132)

Net loss for the year
ended December 31, 1990            -            -            -      (123,676)

Balance,
 December 31, 1990          1,061,918          266    2,317,513   (2,130,808)

Stock issued for services
 at $0.12 per share            20,400            5        2,395           -

Net loss for the year ended
 December 31, 1991                 -            -            -      (207,142)

Balance,
 December 31, 1991          1,082,318          271    2,319,908   (2,337,950)

Net loss for the year
ended December 31, 1992            -            -            -            -

Balance,
 December 31, 1992          1,082,318          271    2,319,908   (2,337,950)

Net loss for the year
ended December 31, 1993            -            -            -            -

Balance,
 December 31, 1993          1,082,318    $     271  $ 2,319,908  $(2,337,950)


                            Treasury Stock         Subscription    Total
                          Shares      Amount        Receivable     Equity



Balance forward           $      -     $       -    $      -     $   310,647

Net loss for the year
ended December 31, 1990          -             -           -        (123,676)

Balance,
 December 31, 1990               -             -           -         186,971

Stock issued for services
 at $0.12 per share              -             -           -           2,400

Net loss for the year
ended December 31, 1991          -             -           -        (207,142)

Balance,
 December 31, 1991               -             -           -         (17,771)

Net loss for the year
ended December 31, 1992          -             -           -              -

Balance,
 December 31, 1992               -             -           -         (17,771)

Net loss for the year
ended December 31, 1993          -             -           -              -

Balance,
 December 31, 1993               -             -           -        (17,771)


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit


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



                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit


Balance,
 December 31, 1995         5,782,318   $   1,446    $ 2,322,233  $(2,438,654)

Stock issued for cash
 cash at $0.60 per share     150,000          38         89,962           -

Stock issued for
 services valued at $1.00
 per share                   288,000          73        287,927           -

Stock subscription
 receivable at $0.50
 per share                    40,000          10         19,990           -

Net loss for the year ended
 December 31, 1996                -           -              -      (400,501)

Balance,
 December 31, 1996         6,260,318       1,567      2,720,112   (2,839,155)

Stock issued for cash
 at $0.50 per share        1,163,700         291        575,773           -

Stock issued for services
 at $0.50 per share          250,000          63        124,937           -

Receipt of stock
 subscription                     -           -              -            -

Net loss for the year ended
 December 31, 1997                -           -              -      (290,549)

Balance,
 December 31, 1997         7,674,018      $1,921     $3,420,822  $(3,129,704)


                            Treasury Stock         Subscription    Total
                          Shares      Amount        Receivable     Equity


Balance,
 December 31, 1995               -     $      -     $       -    $ (114,975)

Stock issued for cash
 cash at $0.60 per share         -            -             -        90,000
Stock issued for
 services valued at $1.00
 per share                       -            -             -       288,000

Stock subscription
 receivable at $0.50
 per share                       -            -        (20,000)          -

Net loss for the year ended
 December 31, 1996               -            -             -      (400,501)

Balance,
 December 31, 1996               -            -        (20,000)    (137,476)

Stock issued for cash
 at $0.50 per share              -            -             -       576,064

Stock issued for services
 at $0.50 per share              -            -             -       125,000

Receipt of stock
 subscription                    -            -         20,000       20,000

Net loss for the year ended
 December 31, 1997               -            -             -      (290,549)

Balance,
 December 31, 1997               -        $   -      $      -    $   293,039



                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit


Balance,
 December 31, 1997         7,674,018   $   1,921    $3,420,822   $(3,129,704)

Stock issued for
 services valued at
 $0.12 per share           2,970,000         742       355,658            -

Contribution of
 capital by shareholder           -           -         29,243            -
Net loss for the year
 ended December 31, 1998          -           -             -       (464,211)

Balance,
 December 31,  1998       10,644,018       2,663     3,805,723    (3,593,915)

Stock Issued for
 services valued at
 $0.27 per share           1,000,000         250       269,750            -

Stock issued for
 services to be
 rendered valued at
 $0.27 per share           2,000,000         500       539,500            -

Stock issued for
 debt and subscription
 valued at $0.27
 per share                 1,000,000         250       269,750            -

Net loss for the year
 ended December 31, 1999          -           -             -       (729,731)


Balance,
 December 31, 1999        14,644,018     $ 3,663   $ 4,884,723   $(4,323,646)


                            Treasury Stock         Subscription    Total
                          Shares      Amount        Receivable     Equity


Balance,
 December 31, 1997                -    $      -     $       -    $   293,039

Stock issued for
 services valued at
 $0.12 per share                  -           -             -        356,400

Contribution of
 capital by shareholder           -           -             -         29,243

Net loss for the year
 ended December 31, 1998          -           -             -       (464,211)

Balance,
 December 31,  1998               -           -             -        214,471

Stock Issued for
 services valued at
 $0.27 per share                  -           -             -        270,000

Stock issued for
 services to be
 rendered valued at
 $0.27 per share                  -           -       (180,000)      360,000

Stock issued for
 debt and subscription
 valued at $0.27
 per share                        -           -       (208,002)       61,998

Net loss for the year
 ended December 31, 1999          -           -             -       (729,731)

Balance,
 December 31, 1999                -      $    -    $  (388,002)  $   176,738


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


[CAPTION]

                                                 Additional
                             Common Stock          Paid-in        Accumulated
                          Shares      Amount       Capitol          Deficit


Balance,
 December 31, 1999       14,644,018    $    3,663   $ 4,884,723  $(4,323,646)

Expense of subscription
 receivable (unaudited)          -             -             -            -

Receipt of stock
 subscription (unaudited)        -             -             -            -

Stock issued for cash at
 $0.25 per share
 (unaudited)                200,000            50        49,950           -

Net loss for the period
 ended June 30, 2000
 (unaudited)                     -             -             -      (222,534)

Balance,
 June 30, 2000
 (unaudited)             14,844,018      $  3,713    $ 4,934,673 $(4,546,180)


                            Treasury Stock         Subscription    Total
                          Shares      Amount        Receivable     Equity

Balance,
 December 31, 1999               -     $      -     $ (388,002  $   176,738

Expense of subscription
 receivable (unaudited)          -             -       180,000      180,000

Receipt of stock
 subscription (unaudited)        -             -        25,000       25,000

Stock issued for cash at
 $0.25 per share
 (unaudited)                     -             -            -        50,000

Net loss for the period
 ended June 30, 2000
 (unaudited)                     -             -             -      (222,534)

Balance,
 June 30, 2000
 (unaudited)                     -       $     -     $   183,002 $   209,204


                GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                             AND SUBSIDIARIES
                       (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)

[CAPTION]

                                                                     From
                                                                 Inception on
                                                                June 18, 1984
                 For the Three Months     For the Six Months       Through
                    Ended June 30,           Ended June 30,        June 30,
                 2000            1999     2000          1999         2000


CASH FLOWS
FROM OPERATING
 ACTIVITIES

 Net loss        $ (23,943)   $(10,800)   $(222,534)   $(49,108) $(4,546,180)

Adjustment to
 reconcile net
 loss to net
 cash used by
 operating activities:

  Depreciation       9,059      9,059        18,119      18,119      382,490

  Common stock
   issued for
   services             -          -        205,000          -     1,604,400

  Loss on disposal
  of property           -          -             -           -       241,238

 Changes in operating
  assets and liabilities:

  (Increase)
   in inventory         -          -             -           -      (160,000)

  Increase
  (decrease) in
   accounts payable  5,083         -          5,571          -         5,571

  Increase
  (decrease) in
  accrued liabilities  219         -           357           -        60,099

   Net Cash (Used)
    by Operating
    Activities      (9,580)    (1,741)       6,513      (30,989)  (2,412,382)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Capital expenditures   -          -            -            -      (718,191)

 Purchase of
  treasury stock        -          -            -            -       (19,450)

 Stock subscription     -          -            -            -      (732,300)

   Net Cash (Used)
   from Investing
    Activities          -          -            -            -    (1,469,941)

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from
  note payable
  - related           178       1,741        7,164       30,989      547,962

 Repayments of
 note payable
 - related             -           -            -            -      (443,761)

 Sale of
 treasury stock        -           -            -            -     1,911,183

 Cancellation of
  stock subscription   -           -            -            -       732,300

 Common stock issued
 for cash              -           -        50,000           -     1,198,316

  Net Cash (Used)
  Provided by
  Financing
  Activities      $   178    $  1,741   $   57,164    $  30,989  $ 3,946,000


                GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                             AND SUBSIDIARIES
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

[CAPTION]

                                                                   From
                                                                 Inception on
                                                                June 18, 1984
                   For the Three Months    For the Six Months      Through
                      Ended June 30,           Ended June 30,      June 30,
                   2000            1999    2000          1999        2000


INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS       $ (9,402)     $     -   $ 63,677      $    -   $   63,677

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING
 OF PERIOD           73,079            -         -            -           -


CASH AND CASH
 EQUIVALENTS END
 OF PERIOD        $  63,677       $    -   $ 63,677    $      -     $  63,677


              SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest         $     -         $    -   $     -     $      -     $  84,919

 Income taxes     $     -         $    -   $     -     $      -     $     -


SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES

 Common stock
 issued for
 services         $     -         $    -   $  205,000   $     -   $ 1,604,400

 Common stock
 issued for debt  $     -         $    -   $       -    $     -   $    61,998


           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -              SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of Galtech Materials Corporation (the Company) and its wholly-owned subsidiaries Energy Research Corporation (ERC) and Commodity Recovery Corporation (CRC). The Company was incorporated on June 18, 1984 under the laws of the State of Utah as Versa tech, Inc. On April 30, 1985, the Company changed its name to Galtech, Inc., and on June 18, 1986, the Company changed its name to Galtech Semiconductor Materials Corporation. The Company was engaged in the manufacture of compound semiconductor materials, but ceased all operations in 1990 when a fire destroyed the Company's research and development as well as the Company's operations center. Principal operations have not yet resumed. On February 28, 1995, the Company issued 500,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of CRC. On February 28, 1995, the Company issued 4,200,000 shares of common stock in exchange for 100% of the issued and outstanding shares of ERC. (Note 4)

Energy Research Corporation (ERC) was incorporated on February 7, 1994 under the laws of the State of Arizona. ERC was incorporated to develop and produce alternative sources of energy.

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -              SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Income Taxes

No provision for taxes has been made, due to cumulative operating losses at June 30, 2000. The Company has net operating loss carryforwards of approximately $4,546,000 which will expire by 2020. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       d.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Basic Loss Per Share





                                    For the Three Months Ended
                                           June 30, 2000
                                  Loss         Shares        Per Share
                               (Numerator)   (Denominator)     Amount

                             $  (23,943  )   14,662,370      $    (0.00)


                                    For the Three Months Ended
                                            June 30, 1999
                                 Loss          Shares         Per Share
                              (Numerator)   (Denominator)       Amount

                             $  (10,800)     10,644,018      $    (0.00)


                                     For the Six Months Ended
                                          June 30, 2000
                                Loss           Shares         Per Share
                             (Numerator)    (Denominator)        Amount

                             $ (222,534)  $ 14,738,194       $    (0.02)


                                     For the Six Months Ended
                                          June 30, 1999
                               Loss            Shares         Per Share
                            (Numerator)      (Denominator)      Amount

                             $ (49,108)   $ 10,644,018       $    (0.00)


The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -        SIGNIFICANT ACCOUNTING POLICIES )Continued)

       f. Principles of Consolidation

The consolidated financial statements include those of Galtech Semiconductor Materials Corporation (the Company) and its 100% owned subsidiaries Energy Research Corporation and Commodity Recovery Corporation. All significant accounts and transactions have been eliminated.

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

       j.  Unaudited Financial Statements

 The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -              EQUIPMENT

                                               June 30,          December 31,
                                                2000                  1999
                                             (Unaudited)

       Equipment consists of the following:

       Research equipment                   $     181,187       $     181,187

       Less: accumulated depreciation            (140,509)           (122,390)

       Net Equipment                        $      40,678       $      58,797


Amounts charged to depreciation expense were $18,118 and $18,118 for the periods ended June 30, 2000 and 1999, respectively.

         GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                        AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 3 -            RELATED PARTY TRANSACTIONS

In 1999, the former president of the Company, paid expenses of $61,998 toward the stock subscription of $270,000. In March of 2000, an additional $25,000 was paid toward the stock subscription. Additionally, the current president made advances to the Company of $3,294 which bear interest at 10%, are unsecured and due on demand.

Two other related parties made advances to the Company to cover operating expenses of $5,294, which also bear interest at 10%, are unsecured and due on demand. Thus, making total related part debt $8,588 at June 30, 2000.

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


          GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                        AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
              June 30, 2000 and December 31, 1999


NOTE 4 -            STOCK TRANSACTIONS (Continued)

In 1999, the Company issued 3,000,000 shares of common stock for services valued at $0.27 per share.

In 1999, the Company issued 1,000,000 shares of common stock for debt and subscription valued at $0.27 per share.

In March 2000, the Company issued 200,000 shares of common stock for cash at $0.25 per share.

NOTE 5 -            COMMITMENTS AND CONTINGENCIES

On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for June 30, 2000. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables has expired. The Company does not intend to pay the liabilities however there is no assurance that the creditors will not make claims against the Company.
NOTE 6 -            GOING CONCERN

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          During the six months following receipt of funding as discussed below, we plan to perform test production runs to test the model developed by our President, Dr. William F. Pratt. Each production run requires approximately three to four weeks to heat the metal in our furnace and allow it to cool. We have a fully instrumented, custom-designed control program that will allow us to compare actual production data to our model and make appropriate adjustments in the production process. We have sufficient equipment, supplies and materials to continue this process for six months. We expect that any funds required at this stage will be minimal.

          In the second six month period after funding, management expects to refocus our engineering effort from the "proof-of-principle" effort of the preceding six months, to a pilot production level. We will need to raise substantial additional funding to purchase the necessary equipment and upgrade our software. We will seek sufficient funds to allow us to continue our research and development efforts for two years without the need for additional capital. In this regard, on May 26, 2000, we executed a Securities Purchase Agreement with Verity Global Financial, LLC, a Texas limited liability company, by which Verity is to give us a total of $500,000 in exchange for 2,000,000 shares of our common stock.

          The terms of the Verity funding are as follows:

               In March, 2000, Verity purchased 200,000 "unregistered" and "restricted" shares of our common stock for $50,000;

             Upon the effectiveness of our Registration Statement on Form
SB-2,
     which was filed on July 13, 2000, but which has not yet been declared effective, Verity will have 30 days to exercise a warrant to purchase 600,000 shares at a price of $150,000;

               Beginning on the date that is 90 days after the effective date of the Registration Statement, Verity will have 30 days to exercise a warrant to purchase 400,000 shares at a price of $100,000;

               On the 90th day after the effective date of the Registration Statement, Verity will purchase 800,000 "unregistered" and "restricted" shares of common stock for $200,000.

          Also on May 26, 2000, we executed a Registration Rights Agreement with Verity, under which we agreed to register the 1,000,000 shares of common stock underlying the warrants. These shares are all of the securities covered the Registration Statement that we filed with the Securities and Exchange Commission on July 13, 2000.

          We have allocated the proceeds from this funding to research and development and working capital.

          Once our production process has been refined and we are able to produce cadmium telluride substrates of consistently high quality and size, we intend to provide samples of our product to potential customers such as Texas Instruments, Sandia and Santa Barbara Research for analysis. If our research and development efforts are successful, and if we are able to raise sufficient capital, we expect to be able to begin full-scale production in two years after funding.

          The foregoing contains "forward-looking" statements and information, that involve known and unknown risks, uncertainties and other factors that could cause actual results, financial or operating performance to differ from the future results, financial or operating performance or achievements expressed or implied by such forward-looking statements.

Results of Operations.
---------------------

          We have not had any material production operations since approximately 1990. In anticipation of renewed operations, we have conducted four test crystal growths in the last 2 1/2 years. In July, 2000, we began a fifth experimental crystal growth. We sent the fourth crystal to a nationally recognized laboratory for analysis, but we have not yet received any results. As resources permit, prior to receipt of funds as discussed above, we continue to conduct crystal growth experiments and improvement of equipment.

          During the three month and six month periods ended June 30, 2000, we spent $10,731 on research and development.

Liquidity.
----------

          The Company received no revenues during the quarterly periods ended June 30, 2000, and 1999. Net losses for these periods were $23,943 and $10,800, respectively.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 13,
               2000. *

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


Date: 8-14-00                      By: /s/ William F. Pratt
     --------------                   -------------------------------------
                                    William F. Pratt
                              CEO, President and Director


Date: 8-14-00                    By: /s/ David R. Porter
     --------------                 -------------------------------------
                                    David R. Porter
                                    Secretary/Treasurer and Director