Form 10QSB/A
period 2000-06-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2000-09-18
CIK 1093432

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB-A1


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

                                   14,844,018
                                   ----------

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


                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                              AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                               (Unaudited)


                                                                    From
                                                                Inception on
                                                               June 18, 1984
               For the Three Months     For the Six Months         Through
                   Ended June 30,          Ended June 30,          June 30,
                2000           1999      2000           1999          2000


SALES           $       -      $    -    $    -         $   -     $  599,609

COST OF
 PRODUCT SOLD           -           -         -             -        676,198






GROSS MARGIN            -           -         -             -        (76,589)

OPERATING EXPENSES

 General and
  administrative     2,018        1,741    189,537       29,789    2,475,000

 Legal and
  professional       2,774           -       4,765        1,200      835,593

 Research and
  development       10,731            -     10,731       25,000      546,830

 Depreciation        9,059        9,059     18,119       18,119      382,490

  Total Expenses    24,582       10,800    223,152       49,108    4,239,913

Net Loss
 From Operations   (24,582)     (10,800)  (223,152)     (49,108)   4,316,502

OTHER INCOME (EXPENSE)

 Interest expense     (219)          -        (429)          -       (85,420)

 Interest income       858           -       1,047           -        94,474

 Loss on disposal
  of assets             -            -          -            -      (241,238)

 Miscellaneous          -            -          -            -         2,506

  Total Other Income
   (Expense)           639           -         618           -      (229,678)

NET LOSS         $ (23,943)   $ (10,800) $(222,534)   $(49,108)  $(4,546,180)

BASIC LOSS
 PER SHARE       $   (0.00)   $   (0.00) $   (0.02)   $  (0.00)
WEIGHTED AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING    14,662,370   10,644,018  14,738,194  10,644,018


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


Date: 18 Sept. 2000              By: /s/ William F. Pratt
     --------------                 -------------------------------------
                                    William F. Pratt
                                    CEO, President and Director


Date: 18 Sept. 2000              By: /s/ David R. Porter
     --------------                 -------------------------------------
                                    David R. Porter
                                    Secretary/Treasurer and Director