Form 10QSB
period 2000-09-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2000-11-13
CIK 1093432

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                               September 30, 2000

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

                       GALTECH SEMICONDUCTOR MATERIALS
                         CORPORATION AND SUBSIDIARIES

                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and December 31, 1999

                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                               AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheets


[CAPTION]

                                    ASSETS

                                        September 30,            December 31,
                                           2000                     1999
                                        (Unaudited)


CURRENT ASSETS

Cash                                   $    50,924               $     -

Inventory                                  160,000                  160,000

     Total Current Assets                  210,924                  160,000

EQUIPMENT, NET (Note 2)                     31,619                   58,797

     TOTAL ASSETS                      $   242,543               $  218,797


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable - trade             $     1,657               $     -

  Accounts payable (Note 5)                 40,563                   40,563

  Note payable - related (Note 3)            8,195                    1,424

  Accrued expenses                             634                       72

     Total Current Liabilities              51,049                   42,059

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock, $0.00025
   par value, 200,000,000
   shares authorized; 14,844,018 and
   14,644,018 shares issued and
   outstanding, respectively                 3,713                    3,663

  Additional paid-in capital             4,934,673                4,884,723

  Stock subscription receivable           (183,002)                (388,002)

  Deficit accumulated during
   the development stage                (4,563,890)              (4,323,646)

      Total Stockholders' Equity           191,494                  176,738

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $  242,543               $  218,797


                  GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                              AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                               (Unaudited)

[CAPTION]


                                                                      From
                                                                  Inception on
                                                                 June 18, 1984
                     For the Three         For the Nine               Through
                     Months Ended          Months Ended          September 30,
                     September 30,         September 30,
                  2000           1999      2000        1999           2000


SALES           $        - $      -       $    -    $     -      $   599,609

COST OF
PRODUCT SOLD             -        -            -          -          676,198

GROSS MARGIN             -        -            -          -          (76,589)

OPERATING EXPENSES

General and
 administrative          -    92,225       189,537      122,014    2,475,000

Legal and
 professional       3,624     29,503         8,389       30,703      839,217

Research and
 development        5,538     25,410        16,269       25,410      552,368

Depreciation        9,059      9,059        27,178       27,178      391,549

Total Expenses     18,221    156,197       241,373      205,305    4,258,134

Net Loss
From Operations   (18,221)  (156,197)     (241,373)    (205,305)  (4,334,723)

OTHER INCOME
(EXPENSE)

Interest expense     (205)        -           (634)          -       (85,625)

Interest income       716         -          1,763           -        95,190

Loss on disposal
of assets              -          -            -             -      (241,238)

Miscellaneous          -          -            -             -         2,506

Total Other
Income
(Expense)             511         -          1,129           -      (229,167)

NET LOSS      $   (17,710) $(156,197)  $  (240,244) $  (205,305) $ (4,563,890)

BASIC LOSS
 PER SHARE    $     (0.00) $   (0.02)  $     (0.02) $     (0.02)

WEIGHTED
AVERAGE
NUMBER OF
SHARES
OUTSTANDING    14,662,370   10,644,018  14,793,653   10,644,018


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

<Continued>

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


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
                    Consolidated Statements of Stockholders' Equity

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance forward       978,773  $      245    $  430,571         $   (146,384)

Purchase of
treasury stock             -           -             -                    -

Sale of treasury
stock at $29.65
per share                  -           -      1,838,032                   -

Net loss for
the year ended
December 31, 1986          -           -             -              (542,930)

Balance,
December 31, 1986     978,773         245     2,268,603             (689,314)

Net loss for the
year ended
December 31, 1987          -           -             -              (509,693)

Balance,
December 31, 1987     978,773         245     2,268,603           (1,199,007)

Stock issued for
services at $0.60
per share              25,000           6        14,994                   -

Net loss for the
year ended
December 31, 1988          -           -             -              (501,513)

Balance,
December 31, 1988   1,003,773  $      251    $2,283,597         $ (1,700,520)


<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance forward        207,318)    $   (3,054) $      -      $   281,378

Purchase of
treasury stock         (13,997)       (13,500)        -          (13,500)

Sale of treasury
stock at $29.65
per share               62,000            768    (732,300)     1,106,500

Net loss for
the year ended
December 31, 1986           -              -           -        (542,930)
Balance,
December 31, 1986     (159,315)       (15,786)   (732,300)       831,448

Net loss for the
year ended
December 31, 1987           -              -           -        (509,693)

Balance,
December 31, 1987     (159,315)       (15,786)   (732,300)       321,755

Stock issued for
services at $0.60
per share                   -              -           -          15,000

Net loss for the
year ended
December 31, 1988           -              -           -        (501,513)

Balance,
December 31, 1988     (159,315)    $ (15,786)  $ (732,300)   $ (164,758)


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance forward     1,003,773  $     251     $  2,283,597       $ (1,700,520)

Stock issued for
cash at $2.00
per share              10,000          3           19,997                 -

Stock issued for
cash at $0.575
per share              20,000          5           11,495                 -

Sale of
treasury stock
and subscription
receivable                 -          -           (34,786)                -

Net loss for the
year ended
December 31, 1989          -          -                -            (306,612)

Balance
December 31, 1989   1,033,773        259        2,280,303         (2,007,132)

Cancellation of
shares                     (5)        -                -                  -

Stock issued
for cash at $0.10
per share              25,000          6            2,494                 -

Stock issued for
cash at $0.005
per share               3,150          1               15                 -

Additional
compensation for
treasury stock             -          -            34,701                 -

Balance             1,061,918  $     266     $  2,317,513       $ (2,007,132)

<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance forward        (159,315)   $ (15,786)   $ (732,300) $ (164,758)

Stock issued for
cash at $2.00
per share                    -            -             -       20,000

Stock issued for
cash at $0.575
per share                    -            -             -       11,500

Sale of
treasury stock
and subscription
receivable              159,315       15,786       732,300     713,300

Net loss for the
year ended
December 31, 1989            -            -              -    (306,612)

Balance
December 31, 1989            -            -              -     273,430

Cancellation of
shares                       -            -              -          -

Stock issued
for cash at $0.10
per share                    -            -              -       2,500

Stock issued for
cash at $0.005
per share                    -            -              -          16

Additional
compensation for
treasury stock               -            -              -      34,701

Balance                      -            -              -     310,647


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance forward     1,061,918  $   266       $    2,317,513     $ (2,007,132)

Net loss for
 the year ended
 December 31, 1990         -        -                    -          (123,676)

Balance,
 December 31, 1990  1,061,918      266            2,317,513       (2,130,808)

Stock issued
for services
at $0.12 per share     20,400        5                2,395               -

Net loss for
the year ended
December 31, 1991          -        -                    -          (207,142)

Balance,
 December 31, 1991  1,082,318      271            2,319,908       (2,337,950)

Net loss for
the year ended
December 31, 1992          -        -                    -                -

Balance,
December 31, 1992   1,082,318      271            2,319,908       (2,337,950)

Net loss for
the year ended
December 31, 1993          -        -                    -                -

Balance,
December 31, 1993   1,082,318   $  271      $     2,319,908    $  (2,337,950)

<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance forward       $     -      $     -      $      -     $      310,647

Net loss for
 the year ended
 December 31, 1990          -            -             -           (123,676)

Balance,
 December 31, 1990          -            -             -            186,971

Stock issued
for services
at $0.12 per share          -            -             -              2,400

Net loss for
the year ended
December 31, 1991           -            -             -           (207,142)

Balance,
 December 31, 1991          -            -             -            (17,771)

Net loss for
the year ended
December 31, 1992           -            -             -                 -

Balance,
December 31, 1992           -            -             -            (17,771)

Net loss for
the year ended
December 31, 1993           -            -             -                 -

Balance,
December 31, 1993           -            -             -            (17,771)


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance,
December 31, 1993   1,082,318  $     271     $   2,319,908      $ (2,337,950)

Net loss for
the year ended
December 31, 1994          -          -                 -            (10,964)

Balance,
December 31, 1994   1,082,318        271         2,319,908        (2,348,914)

Stock issued for
Commodity Recovery
Corporation valued
at predecessor cost
of $0.00              500,000        125              (125)               -

Stock issued for
Energy Research
Corporation valued
at predecessor cost
of $0.00            4,200,000      1,050             (1,050)              -

Conversion of debt
to equity                  -          -               3,500               -

Net loss for the
year ended
December 31, 1995          -          -                  -           (89,740)

Balance,
December 31, 1995   5,782,318     $1,446      $   2,322,233     $ (2,438,654)

<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance,
December 31, 1993          -       $     -      $    -       $    (17,771)

Net loss for
the year ended
December 31, 1994          -             -           -            (10,964)

Balance,
December 31, 1994          -             -           -            (28,735)

Stock issued for
Commodity Recovery
Corporation valued
at predecessor cost
of $0.00                   -             -           -                 -

Stock issued for
Energy Research
Corporation valued
at predecessor cost
of $0.00                   -             -           -                 -

Conversion of debt
to equity                  -             -           -              3,500

Net loss for the
year ended
December 31, 1995          -             -           -            (89,740)

Balance,
December 31, 1995          -             -           -       $   (114,975)


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance,
December 31, 1995   5,782,318  $    1,446    $   2,322,233      $ (2,438,654)

Stock issued
for cash
cash at $0.60
per share             150,000          38           89,962                -

Stock issued for
services valued
at $1.00
per share             288,000          73          287,927                -

Stock subscription
receivable at $0.50
per share              40,000          10           19,990                -

Net loss for the
year ended
December 31, 1996          -           -                -           (400,501)

Balance,
 December 31, 1996  6,260,318       1,567        2,720,112        (2,839,155)

Stock issued for
cash at $0.50
per share           1,163,700         291          575,773                -

Stock issued for
services at
$0.50 per share       250,000          63          124,937                -

Receipt of stock
subscription               -           -                -                 -

Net loss for the
year ended
December 31, 1997          -           -                -           (290,549)

Balance,
December 31, 1997   7,674,018      $1,921      $ 3,420,822       $(3,129,704)

<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance,
December 31, 1995            -     $     -      $     -      $ (114,975)

Stock issued
for cash
cash at $0.60
per share                    -           -            -          90,000

Stock issued for
services valued
at $1.00
per share                    -           -            -         288,000

Stock subscription
receivable at $0.50
per share                    -           -          (20,000)         -

Net loss for the
year ended
December 31, 1996            -           -            -        (400,501)

Balance,
 December 31, 1996           -           -          (20,000)   (137,476)

Stock issued for
cash at $0.50
per share                    -           -            -         576,064

Stock issued for
services at
$0.50 per share              -           -            -         125,000

Receipt of stock
subscription                 -           -           20,000      20,000

Net loss for the
year ended
December 31, 1997            -           -            -        (290,549)

Balance,
December 31, 1997            -           -            -         293,039


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance,
December 31, 1997   7,674,018  $   1,921     $   3,420,822      $ (3,129,704)

Stock issued
for services
valued at $0.12

per share           2,970,000        742           355,658                -

Contribution of
capital by
shareholder                -          -             29,243                -

Net loss for the
year ended
December 31, 1998          -          -                 -           (464,211)

Balance,
December 31, 1998  10,644,018      2,663         3,805,723        (3,593,915)

Stock Issued for
services valued
at $0.27 per share  1,000,000        250           269,750                -

Stock issued for
services to be
rendered valued at
$0.27 per share     2,000,000        500           539,500                -

Stock issued for
debt and
subscription valued
at $0.27 per share  1,000,000        250           269,750                -

Net loss for the
year ended
December 31, 1999          -          -                 -           (729,731)

Balance,
December 31, 1999  14,644,018     $3,663        $4,884,723       $(4,323,646)



<Continued>

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


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

[CAPTION]

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance,
December 31, 1999  14,644,018  $    3,663    $   4,884,723      $ (4,323,646)

Expense of
subscription
receivable
(unaudited)                -           -                -                 -

Receipt of stock
subscription
(unaudited)                -           -                -                 -

Stock issued for
cash at $0.25
per share
(unaudited)           200,000          50           49,950                -

Net loss for
the period ended
September 30, 2000
(unaudited)                -           -                -           (240,244)

Balance,
September 30, 2000
(unaudited)        14,844,018  $    3,713    $   4,934,673      $ (4,563,890)


<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance,
December 31, 1999             -   $       -     $(388,002)   $    176,738

Expense of
subscription
receivable
(unaudited)                   -           -       180,000         180,000

Receipt of stock
subscription
(unaudited)                   -           -        25,000          25,000

Stock issued for
cash at $0.25
per share
(unaudited)                   -           -            -           50,000

Net loss for
the period ended
September 30, 2000
(unaudited)                   -           -            -         (240,244)

Balance,
September 30, 2000
(unaudited)                   -   $    3,713    $(183,002)   $    191,494


                GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                             AND SUBSIDIARIES
                       (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)

[CAPTION]


                                                                     From
                                                                  Inception on
                                                                 June 18, 1984
         For the Three Months Ended  For the Nine Months Ended      Through
                   September 30,            September 30,        September 30,
               2000       1999          2000       1999                2000


CASH FLOWS
FROM OPERATING
ACTIVITIES

 Net loss      $(17,710)  $(156,197)    $(240,244) $ (205,305)    $(4,563,890)

Adjustment to
reconcile net
loss to net
cash used by
operating
activities:

 Depreciation     9,059       9,059        27,178     27,178          391,549

 Common stock
 issued for
 services            -      115,000       205,000    115,000        1,604,400

 Loss on
 disposal of
 property            -           -             -          -           241,238

Changes in
operating assets
and liabilities:

 (Increase)
 in inventory        -           -             -          -          (160,000)

  Increase
  (decrease)
  in accounts
  payable        (3,914)         -          1,657         -             1,657

  Increase
  (decrease)
  in accrued
  liabilities       205          -            562         -            60,304

   Net Cash
   (Used) by
   Operating
   Activities   (12,360)    (32,138)       (5,847)   (63,127)      (2,424,742)

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

CASH FLOWS FROM
FINANCING
ACTIVITIES

 Proceeds
(payments on)
from note
payable
- related          (393)     32,138         6,771     63,127          547,569

 Repayments of
note payable
- related            -           -             -          -          (443,761)

Sale of
treasury stock       -           -             -          -         1,911,183

 Cancellation of
stock subscription   -           -             -          -           732,300

 Common stock
issued for cash      -           -         50,000         -         1,198,316

  Net Cash
(Used) Provided
by Financing
Activities        $(393)   $ 32,138    $   56,771   $ 63,127      $ 3,945,607



                GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                             AND SUBSIDIARIES
                       (A Development Stage Company)
                  Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

[CAPTION]


                                                                     From
                                                                  Inception on
                                                                 June 18, 1984
         For the Three Months Ended  For the Nine Months Ended      Through
                   September 30,            September 30,        September 30,
               2000       1999          2000       1999                2000


INCREASE
(DECREASE)
IN CASH
AND CASH
EQUIVALENTS    $(12,753)  $   -         $  50,924  $   -         $     50,924

CASH AND CASH
EQUIVALENTS
AT BEGINNING
OF PERIOD        63,677       -                -       -                   -

CASH AND CASH
EQUIVALENTS END
OF PERIOD       $50,924    $  -           $ 50,924  $  -            $  50,924


              SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID
DURING THE
YEAR FOR

 Interest       $   -      $   -          $    -    $  -            $  84,919

 Income taxes   $   -      $   -          $    -    $  -            $      -


SCHEDULE OF
NON-CASH
FINANCING
ACTIVITIES

 Common stock
issued for
services        $   -      $ 115,000      $205,000  $115,000       $1,604,400

 Common stock
issued for debt $   -      $    -         $   -     $  -           $   61,998


           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 -              SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Income Taxes

       No provision for taxes has been made, due to cumulative operating losses at September 30, 2000. The Company has net operating loss carryforwards of approximately $4,563,000 which will expire by 2020. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       d.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Basic Loss Per Share

                             For the Three Months Ended
                                September 30, 2000
                       Loss         Shares                  Per Share
                   (Numerator)   (Denominator)                Amount

                  $ (17,710)      14,662,370                $    (0.00)


                             For the Three Months Ended
                                September 30, 1999
                       Loss         Shares                  Per Share
                    (Numerator)  (Denominator)                Amount

                  $(156,197)      10,644,018                $    (0.02)


                             For the Nine Months Ended
                                September 30, 2000
                       Loss         Shares                  Per Share
                   (Numerator)   (Denominator)               Amount

                  $(240,244)   $  18,793,653                $    (0.02)


                             For the Nine Months Ended
                                September 30, 1999
                       Loss         Shares                  Per Share
                   (Numerator)   (Denominator)                Amount

                  $ (205,305)  $  10,644,018                 $    (0.02)


       The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


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

NOTE 2 -              EQUIPMENT

                                            September 30,       December 31,
                                                2000              1999
                                             (Unaudited)

       Equipment consists of the following:

       Research equipment                    $   181,187        $   181,187

       Less: accumulated depreciation           (149,568)          (122,390)

       Net Equipment                         $    31,619        $    58,797

       Amounts charged to depreciation expense were $27,178 and $27,178 for the periods ended September 30, 2000 and 1999, respectively.


          GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                        AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
            September 30, 2000 and December 31, 1999


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


          GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                        AND SUBSIDIARIES
                 (A Development Stage Company)
         Notes to the Consolidated Financial Statements
            September 30, 2000 and December 31, 1999


NOTE 4 -            STOCK TRANSACTIONS (Continued)

    In 1999, the Company issued 3,000,000 shares of common stock for services valued at $0.27 per share.

    In 1999, the Company issued 1,000,000 shares of common stock for debt and subscription valued at $0.27 per share.

    In March 2000, the Company issued 200,000 shares of common stock for cash at $0.25 per share.

NOTE 5 -            COMMITMENTS AND CONTINGENCIES

    On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for June 30, 2000. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables which were written off has expired. The Company does not intend to pay the liabilities which were written off, however there is no assurance that the creditors will not make claims against the Company.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          During the first six months following receipt of the anticipated funding from Verity Global Financial, LLC, a Texas limited liability company, as discussed below, we plan to perform test production runs in furtherance of the development of our model for the production of cadmium telluride semiconductor material. Each production run requires approximately three to four weeks to heat the metal in our furnace and allow it to cool. We have a fully instrumented, custom-designed control program that will allow us to acquire and analyze production data and make appropriate adjustments in the production process.

          In the second six month period after receipt of the anticipated Verity funding, management expects to refocus our engineering effort from the "proof-of-principle" effort of the preceding six months, to a pilot production level. We will seek sufficient funds to allow us to continue our research and development efforts for two years without the need for additional capital. In this regard, on May 26, 2000, we executed the Securities Purchase Agreement with Verity, by which Verity is to give us a total of $500,000 in exchange for 2,000,000 shares of our common stock.

          The terms of the Verity funding are as follows:

               In March, 2000, Verity purchased 200,000 "unregistered" and "restricted" shares of our common stock for $50,000;

             Upon the effectiveness of our Registration Statement on Form SB-2, which was filed with the Securities and Exchange Commission on
             July 13, 2000, and amended on September 25, 2000, Verity will have
               30 days to exercise a warrant to purchase 600,000 shares at a price of $150,000;

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

          Verity's exercise of the warrants and its purchase of the 800,000 shares for $200,000 are conditioned upon the Registration Statement becoming effective. If we take a record of common stockholders for the purpose of entitling them to receive a dividend payable in, or other distribution of common stock, the number of warrant shares will be adjusted so that Verity is entitled to purchase the same number of shares as a stockholder who held the same number of shares immediately before the distribution would own immediately after the distribution. The exercise price of each warrant will also be adjusted to equal (i) the current exercise price multiplied by the number of warrants shares; divided by (ii) the number of shares for which the warrant is exercisable immediately after the adjustment. These adjustment procedures will also apply if we conduct any splits or reverse splits of our common stock.

          Also on May 26, 2000, we executed a Registration Rights Agreement with Verity, under which we agreed to register the 1,000,000 shares of common stock underlying the warrants. These shares are all of the securities covered by the above-referenced Registration Statement and the prospectus that is a part of the Registration Statement.

          We have allocated the proceeds from this funding to research and development and working capital.

          Under the Securities Purchase Agreement, Verity is required to purchase the 800,000 shares for $200,000, but it is not obligated to exercise its warrants. If we are unable to get the full funding from Verity, and assuming no additional funding from other investors, we have sufficient funds to pursue meaningful development of the process only through March 2001. Unless we get funding from Verity, we do not expect to have enough money to purchase cadmium telluride and other crystal growth supplies after March 2001. If our research and development is successful during this time period, we plan to begin pilot production of material for the purpose of providing samples and if possible, low volume sales to interested customers. We anticipate that these customers will take from three to nine months to evaluate our material and approve Galtech as a source of supply for cadmium telluride wafers.

          If we receive the anticipated funding from Verity, we will hire personnel and build additional crystal growth equipment to increase the level of research and development activity. We expect that Galtech will have enough operating funds for 18 months of intense development effort. Management anticipates that at this increased level of effort we will spend about $25,000 per month during this developmental period. For every $100,000 in additional funding received, we should be able to operate for four months in our current facilities.

          Our goal is to produce high quality, round shaped, single crystal wafers with a high yield process. If Verity or another entity provides full funding, we will pursue four subprojects in an effort to meet our goal:

               Finite Element Model Development -

          Cadmium telluride crystal growth is a very slow process measured in weeks. A system of testing ideas in computer simulation is much quicker and allows for a greater variety of designs. No one has adequately applied a computer simulation system to crystal growth. Our efforts in this area will build on experience that we have gained in the past two years in modeling, refining, and understanding the key parameters for our growth process. From this effort, we expect to verify the growth model by:

                         correlating results to our model predictions;

                         making adjustments in the model to more accurately reflect actual performance;

                         investigating the effects of design changes in the configuration of the growth furnace and the process; and

                         finding a better furnace and process design.

               Equipment Upgrade -

          We have already upgraded much of the equipment that we use in the growth and production of crystals. Our lack of funding has restricted the number of furnaces and spare furnace parts available. We hope to use the results of our research and development efforts to improve the components of the furnace. Our goal is to have enough replacement parts to avoid project delays when a key piece of equipment wears out under the extreme heat of the growth process.

               Crystal Design of Experiments

          A design of experiments is the most efficient way to quickly determine the key variables that affect any physical process. It is especially useful in when a process only sporadically produces outstanding results. The purpose of a DOE is to identify those variables that have the greatest effect on the quality and reproducibility of the process. We have planned two experiments for this subproject.

          With the resources that we have allocated for this phase, we should be able to produce about 40 cadmium telluride boules, or lumps. In general, every actual crystal growth will first be modeled and tested in a computer simulation many times before we grow it in the laboratory.

          Sixteen boules will be used in DOE 1.  The goal of DOE 1 will be to:

               verify and adjust the parameters of the computer model;

               identify the main factors affecting the growth process; and

               test two competing design improvements for the process.

          We will combine information from DOE 1 with information from our computer modeling efforts to adjust the process variables and growth furnace design.

          Galtech plans to use the second 16 boules in DOE 2, which will take a more detailed look at the main factors identified in DOE 1 and will attempt to determine the three or four main variables to use in the production of cadmium telluride.

          We will use the final eight boules to verify our selection of optimal process variables from DOE 2 and to find out whether the process is repeatable. We will perform eight confirmation runs using the best combination of process variables that we identify from DOE 2 and from our computer testing. Another goal of our confirmation runs will be to establish production costs.

          Galtech will thoroughly analyze each set of experiments, using accepted techniques for assessing crystal quality. We will send parts of exceptional boules to laboratories and potential customers for further analysis.

          If we are successful with our research and development efforts during this time period, we plan to begin pilot production of material for samples and low volume sales to interested customers. Although results to date have been encouraging and one boule is being evaluated, laboratory results are too preliminary to be material. We have not yet completed the development process and it is difficult to say when we can expect success.

          If our research and development efforts are successful, and if we are able to raise sufficient capital, we expect to be able to begin full-scale production in two years after funding. We can not assure you that we will be successful in any of these endeavors.

          This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors" contained in our Registration Statement on Form SB-2, as amended, and which is incorporated herein by this reference.

Results of Operations.
----------------------

          We have not had any material operations since approximately 1990. In anticipation of renewed operations, we have conducted three test crystal growths in the last two years. In January, 2000, we began another experimental crystal growth. As of the date of this Report, laboratory results are too preliminary to be material.

Liquidity and Capital Resources.
--------------------------------

          We received no revenues during the quarterly periods ended September 30, 2000, and 1999. Net loss for these periods were $17,710 and $156,197, respectively.


          Galtech is presently located in a facility leased by Patterned
Fiber Composites, Inc. We use the facility rent-free. We have sufficient equipment, supplies and materials to continue our process improvements and engineering analysis for the first six months after funding. Current operations may be characterized as a "proof-of-principle" effort, during which we are testing and refining our production processes. At the end of this six month period, management expects that Galtech will need to raise substantial additional capital from Verity or another source in order to allow it to proceed to the pilot production level.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 13, 2000, and amended September 25, 2000. *

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               None.

               * These documents, together with related exhibits,
                 have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GALTECH SEMICONDUCTOR MATERIALS
                                    CORPORATION


Date: 13 Nov. 2000               By: /s/ William F. Pratt
     --------------                 -------------------------------------
                                    William F. Pratt
                              CEO, President and Director


Date: 13 Nov. 2000               By: /s/ David R. Porter
     --------------                 -------------------------------------
                                    David R. Porter
                                    Secretary/Treasurer and Director