Form 10KSB
period 2000-12-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2001-04-02
CIK 1093432

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 13, 2001 - $2,868.56. There are approximately 11,474,241 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.00025 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          March 13, 2001

                            14,844,018


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Galtech was organized on June 18, 1984, for the purpose of investing "in new products, properties and/or businesses which may have potential for profit."

          At inception, Galtech was authorized to issue 50,000,000 shares of common voting stock, par value $0.001 per share, with fully-paid stock not to be liable for further call or assessment.

          Charter Amendments
          ------------------

          Since its inception, Galtech has amended its Articles of Incorporation as follows:

               On January 29, 1986, changed its name to "Galtech, Inc. and amended Article IV of the Articles of Incorporation to provide the authority to issue 200,000,000 shares of $0.00025 par value common stock, with fully paid stock not to be liable for further call or assessment.

               On September 9, 1986, changed its name to "Galtech
               Semiconductor Materials Corporation.

               On February 24, 1995, effected a 20-to-one reverse split of its outstanding shares, with fractional shares rounded to a whole share.

          Unless otherwise indicated, all computations in this report take into account these adjustments.

          General History
          ---------------

          Galtech began operating in approximately January, 1986. We conducted research and development of a process for manufacturing cadmium telluride and the renovation of a manufacturing facility to produce our products. Cadmium telluride is a compound used in the production of semiconductors. A fire destroyed our facilities in 1990 and we have only recently recommenced our semiconductor development activities.

          On February 28, 1995, we acquired all of the issued and outstanding common stock of Commodity Recovery Corporation, a Utah corporation, in exchange for 500,000 "unregistered" and "restricted" shares of our common stock. CRC was organized on October 31, 1994, for the purpose of marketing products for destroying aflatoxin, a cancer-causing substance found in grain and other foodstuffs.

          Also on February 28, 1995, we issued 4,200,000 "unregistered" and "restricted" shares of common stock in exchange for all of the issued and outstanding common stock of Energy Recovery Corporation, an Arizona corporation. ERC was incorporated on February 7, 1994, for the purpose of developing and producing alternative energy sources.

          When we acquired them, neither CRC nor ERC had any assets or operations. After its acquisition, CRC developed a treatment method using ammonia vapor to destroy aflatoxin. In 1997, management decided to narrow its focus to the development of its semiconductor materials and ceased further development of its aflatoxin technology. The State of Utah has administratively dissolved CRC for failure to file its annual report.

          On April 29, 1997, ERC was awarded a patent on a carousel electric generator that was designed to provide a high level of electrical power in a compact structure. We have conducted preliminary testing on the generator and believe that it has potential for use in electric-powered vehicles. We have built an electric vehicle for additional testing. However, due to management's decision to focus on our semiconductor materials operations, we do not plan to spend very much money on our generator project in the foreseeable future. The State of Arizona has administratively dissolved ERC for failure to file its annual report.

          After reviewing the current market for semiconductor materials, in 1997, we began work on modernizing and redesigning our antiquated semiconductor equipment for the purpose of developing a reliable and repeatable process for growing large area, single crystal, bulk cadmium telluride and cadmium zinc telluride semiconductor material. Some of the electronics and controls had not been updated for at least 15 years.
Updates to the prototype equipment have included installation of new computers and software, power electronics and improvements to the crystal growth equipment. Future plans for expansion will depend on our success with semiconductor growth.

          Our equipment consists of a walk-in growth furnace area and computer equipment to monitor the crystal growth. It is located at our facility in Lindon, Utah. It is currently in a prototype/research state. We are changing it constantly to incorporate new concepts and to make incremental improvements based on results to date. This will continue as the process is perfected.

Business.
---------

          Our principal operations focus on the development and commercial exploitation of a new and more economical method of growing cadmium telluride and related compounds with zinc and mercury semiconductor compounds.

          Prior to a 1990 fire in our facilities, we had successfully produced cadmium telluride crystal wafers of up to four to six square inches. Previous commercially manufactured cadmium telluride wafers had been only one to two square inches. In addition, we were able to produce round wafers, rather than the customary D-shaped and rectangular wafers. Industry users prefer round wafers.

          We are now concentrating our efforts on refining our methods for producing cadmium telluride and cadmium zinc telluride wafers and reproducing our earlier production results. In the future, depending on the success of our research and development efforts, market conditions and our success with our principal operations, we will consider developing similar crystals made from the following compounds: indium phosphide; indium antimonide; gallium antimonide; and gallium arsenide.

Principal Products and Services
--------------------------------

          We are attempting to develop a reliable and repeatable process for growing large area, single crystal, cadmium telluride semiconductor material. Each class of semiconductor material has its own unique properties that make it useful for specific applications. Cadmium telluride and cadmium zinc telluride are useful as photo cathodes -- the detector part of the device -- in night vision instruments, focal plane arrays for aerospace guidance and imaging devices and as radiation detectors for medical imaging equipment, to name a few uses. In these applications, the cadmium telluride is used to convert different parts of the light spectrum, such as infrared light, x-rays and gamma rays, into an electronic signal that is used by computers to produce an image for the operator. The market for these devices has traditionally been military due to the high production costs of the cadmium telluride crystals. As the production costs decrease and these devices are adapted for consumer use, we expect the market for cadmium telluride and cadmium telluride compounds of mercury and zinc to expand.

          Worth P. Allred, our senior scientist for crystal research and development, was able to produce large -- four centimeters by three centimeters -- crystalline wafers of cadmium telluride with rocking curve measurements of 9.6 to 20 arc seconds. Arc seconds measure the amount of scatter when a gamma ray is projected onto a material. The lower the reading, the better. Rocking curve measurements indicate how uniform the crystal lattice is in the material. The more uniform the lattice, the fewer flaws in the material and the better the material is at performing its intended function. Previous best measurements were 34 to 50 arc seconds. Washington State University's independent analyses of material produced by Mr. Allred documented the high quality of these wafers. (Khan, A.A., et al., Growth and Structural Properties of Low Defect, Sub-Grain Free CdTe Substrates Grown by the Horizontal Bridgman Technique. Journal of Electronic Materials, Vol. 15, Number 3, 1986. Mr. Allred was one of six co-authors of this paper.)

          Cadmium telluride and cadmium zinc telluride are semiconductor materials used in electronic equipment such as infrared detectors, weapons guidance systems, satellite surveillance, solar cells, deep space communications, infrared night vision devices, tumor detectors, nuclear radiation and gamma detectors, spectrometers for chemical identification, nuclear medicine, astronomy and related applications. (Whitaker, T., Picture This, Compound Semiconductor, Vol. 4 Number 4, 17-20, May 1998).

          A Discover Magazine article cited a July 1997 award to Sandia National Laboratories for development of a compact cadmium zinc telluride sensor. The following is quoted from the award citation: "Since these sensors are compact and work at room temperature, they could be used not only for monitoring plutonium but also for detecting environmental radioactivity, exploring for minerals, and helping doctors find tumors."

          Cadmium telluride can be used in high capacity solar cells. (Galloway, S.A, Characterisation of thin film CdS/CdTe solar cells using electron and optical beam induced current, Solar Energy Materials and Solar Cells, Vol. 57 pp. 61-74, 1999.) Cadmium telluride can also be used in high temperature infrared and near infrared sensors. (Mullins, J.T., Carles, J. and Brinkman, A.W., High temperature optical properties of cadmium telluride, Journal of Applied Physics, Vol. 81, No. 9, pp. 6374-6379, 1997.)

          Cadmium telluride, cadmium zinc telluride and cadmium mercury telluride are difficult to grow in high quality crystalline structures, but are popular in spite of these limitations because of their superior properties in infrared sensing applications. (Whitaker, T., Picture This, Compound Semiconductor, Vol. 4 Number 4, 17-20, May 1998),(Rogalski, A. Optical Engineering. Vol. 36, Pg. 1994.)

          Most of our target markets are in the United States, but potential opportunities are global. The major areas of concentration outside of the United States are Japan, Taiwan, China, Korea, the United Kingdom, Germany, France and Italy. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998).

          Presently, the only suppliers of specialty semiconductor materials such as cadmium telluride are supplying at extremely high prices and in very small and inconsistent quantities. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998). Users of this material have expressed a desire for additional suppliers to supplement or improve their current sources of material. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998). Our goal will be to provide cadmium telluride materials in wafer form at lower cost and in larger amounts than other suppliers. If we are successful in doing this, we expect the interest in cadmium telluride material to increase not only in military and aerospace applications but also in a number of non-military applications, the most notable of which is the medical imaging device area.

          While the military and aerospace markets continue to be attractive markets for us because of the high prices being paid for the cadmium telluride material for focal plane arrays, these markets appear to be less robust and growing at a lower rate than the non-military and non-aerospace markets. While the civilian aerospace demand is growing, the military requirements have been dropping on a year-to-year basis due to cutbacks in government military spending. As a result, we believe that our product will allow us to compete effectively in these important markets where cost and quality are increasingly important.

          The medical imaging market is undergoing a dramatic change and moving beyond X-film technologies. This change involves the use of floroscopic techniques that reduce the x-ray dosage to the patient while providing high definition images. The high degree of clarity in this technology allows the equipment to be used in cardiac procedures on a beating heart as well as standard vascular procedures. Currently, cesium iodide receptors are used in this application. The problem with cesium iodide is that receptors made from this material can only be used in a curved receptor that distorts the image and requires special correction of the image to allow the physician to perform the procedure. Even with correction, the image remains distorted to some degree.

          Cadmium telluride has several advantages over cesium iodide. A flat panel receptor is possible with cadmium telluride detectors. These detectors produce a receptor with reduced size, thickness and weight. A true flat image receptor gives a more constant amount of illumination and is a much better detector for medical procedures. The potential market for devices using this type of receptor is about $750 million dollars per year, with the semiconductor material used in the receptor device being a large part of this value. (Private communicaton, Market Analysis report-Medical Imaging Market, Ross Riches, Consultant, Angola, IN, May 2000).

Distribution Methods of the Products or Services
------------------------------------------------

          In the military and aerospace markets, companies such as Rockwell; Raytheon (Santa Barbara Research); Texas Instruments; Hewlett-Packard; ITT; McDonnell Douglas; General Electric and NASA have done work in cadmium telluride device development or production. Each would be a potential customer for Galtech. In the medical imaging area, companies such as GE Medical Systems; Philips Medical Systems; Siemens Medical Systems; Fischer Imaging; Fluoroscan Imaging Systems; Lunar Corp.; Ziehm International Medical Systems and Xiscan Medical are all potential customers and users of this semiconductor material. (Private communicaton, Market Analysis report-Medical Imaging Market, Ross Riches, Consultant, Angola, IN, May
2000).

          If we are successful in our research and development methods for producing high quality, single crystal cadmium telluride, we expect the cost and the market price of cadmium telluride based products to decrease. We believe this will present us with additional market opportunities.

          We plan to use both an in-house sales force and contract brokers to market our products. In our experience, the best and most enduring sales in the semiconductor industry are made through personal contacts and visits to the customer's plant. These will be handled by regional representatives.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competitive Business Conditions.
--------------------------------

          Crystal growth yields; wafer size and quality; and overhead costs are the three problems that beleaguer each of the companies providing semiconductor materials. As a result, prices range from $900 to $1200 per square inch for a 20 to 30 thousandths inch thick wafer. Due the lack of domestic suppliers capable of supplying consistent high quality material, most military and civilian contractors are forced to grow much of their own cadmium telluride material. They have told us that they would welcome other suppliers of this material. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998).

          Yields. Our present competitors have difficulty growing monocrystalline structures, or wafers with a single crystal. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998). The proprietary process that we are developing is designed to provide large area, single crystal cadmium telluride wafers more efficiently, more cost effectively and of a higher quality than our current competitors.

          Wafer Size and Quality. Due to the current small size of cadmium telluride wafers, many device manufacturers have begun experimenting with other wafer materials that could replace cadmium telluride. These manufacturers have met with moderate success, but would prefer to use a cadmium telluride wafer if it was available in sufficient quantities and qualities. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998).

          Overhead Costs. Using its production protocol, management believes that the manufacturing costs of Galtech's semiconductor compound materials will be approximately one-fourth of the overhead and capital equipment costs of its competitors' methods. We have calculated that we will be able to operate our facility in the near term with four to five people. This should significantly reduce our overhead.

          Major competitors in the production of cadmium telluride are II-VI, Inc., located in Saxonburg, Pennsylvania; and Nippon Mining, Ltd., of Japan. II-VI, Inc., employs approximately 150 people and controls approximately 75 percent of the market for cadmium telluride of one to three square centimeters. Its product is generally cut from large three-inch multi-crystal ingots. Nippon Mining is a major supplier of cadmium telluride to the Japanese market. It also ships to United States users and its materials are reported to be of good quality. We estimate Nippon Mining's market share at approximately five to 10 percent.

Sources and Availability of Raw Materials.
------------------------------------------

          Our source of cadmium telluride is Alfa Aesar, a Johnston Matthey Company, located in Ward Hill, Massachusetts. Alfa Aesar provides cadmium telluride in a variety of forms, including powder and lumps of various sizes. The product is available in purities of 99.999% and 99.99999%. Alfa Aesar's most recent catalog lists a retail price of $1182 for 100 grams of cadmium telluride of 99.99999% purity, and $228 per 100 gms of 99.999% purity. We generally purchase in five kilogram quantities; an average production run uses approximately two kilograms. Cadmium telluride is reusable, with a loss of approximately five percent of the original material with each additional production run. Alfa Aesar is a well-established company and management believes that it will be able to provide as much raw material as Galtech requires.

Dependence on One or a Few Major Customers.
-------------------------------------------

          There is a worldwide shortage of quality cadmium telluride wafers. We expect that there will be sufficient demand for our products for the foreseeable future.

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

Need for Government Approval of Principal Products or Services.
---------------------------------------------------------------

          To the knowledge of management, our processes and products will not require governmental approval.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

          As with other manufacturing companies, Galtech's operations will have to comply with state and federal workplace safety and environmental emissions regulations. We intend to take all steps necessary to ensure compliance with these laws and regulations.

          Cadmium telluride is a stable, odorless material when in a solid form. It has a melting point of 1905.8 degrees Fahrenheit. Heat, sparks and open flame can cause it to become unstable. Exposure to cadmium telluride can cause irritation to the eyes, skin and mucous membranes, as well as lung cancer and liver damage. Precautions for safe handling include the use of a respirator, chemical goggles and protective clothing. We will ensure that all employees that handle cadmium telluride comply with these workplace safety requirements. In addition, we have installed an air scrubber in our production furnace to remove cadmium telluride from the air. Galtech intends to dispose of waste in accordance with federal, state and local regulations. Management believes that the costs of compliance with applicable regulations will be less than one percent of gross profits.

Research and Development
------------------------

          During the calendar year ending December 31, 1999, we spent $25,411 on research and development, of which $7,986 was spent for crystal growth research. The remainder of research and development expenses for 1999 was donated equipment and effort associated with our motor technology as discussed below. During the calendar year ended December 31, 2000, we spent $7,157 on research and development activities.

          Galtech received $50,000 in the first calendar quarter of 2000 to continue research on crystal growth. At the current level, and assuming no additional funding from investors, Galtech has sufficient funds to pursue meaningful development of the process through March 2001. Our current resources will allow us to conduct no more than five crystal growth trials through that date.

          We have been working on the growth of single crystal cadmium telluride for about two years. During that time, we have conducted four crystal growths. We only have one growth furnace, so any problem with the growth of a crystal will stop all progress until the problem is fixed. This lack of additional furnaces has greatly slowed the development of the process.

          If successful with our growth trials before April 2001, we plan to begin pilot production of material for the purpose of providing samples and, if possible, low volume sales to interested customers. We anticipate that these customers will take from three to nine months to evaluate our material and approve Galtech as a source of supply for cadmium telluride wafers.

          Upon receipt of the anticipated funding from Verity Global Financial, LLC, Galtech will hire personnel and build additional crystal growth equipment to increase the level of research and development effort. We anticipate that Galtech will have enough operating funds for 18 months of intense development effort. See the caption "Management's Discussion and Analysis or Plan of Operation" for a discussion of our research and development plans and our anticipated funding from Verity.

          In 1999, the former president of Galtech and co-inventor of Galtech's motor technology purchased a used automobile, an electric conversion kit, and paid to convert the vehicle from gasoline to electric power. The vehicle was donated to Galtech for baseline testing, performance evaluation, and as a test bed for possible future development of the motor technology. Although we are not actively pursuing development of the technology, interested individuals are donating their time and effort to evaluate the current state of the art. In 2000, we spent a total of $1545 to update the charging system. We do not plan to spend any other significant funds on this project in the near term.

Costs and Effects of Compliance with Environmental Laws.
--------------------------------------------------------

          See the heading "Effect of Existing or Probable Governmental Regulations on Business."

Number of Employees.
--------------------

          Galtech has nine unpaid part-time employees and no full-time employees. During the next 12 months, management expects that we will have approximately three to four full-time employees and no part-time employees.

Item 2.  Description of Property.
         ------------------------

          Galtech is presently using the facilities of Patterned Fiber Composites, Inc., which employs the Company's President and CEO, William F. Pratt, and its Secretary/Treasurer, David R. Porter. The facilities are located in Lindon, Utah, and are provided rent-free. They consist of approximately 4,800 square feet, of which approximately 1600 square feet is office space and 3,200 is a warehouse and production facility. Patterned Fiber Composites has a two-year lease on the facility, which expires March 31, 2001. Following the expiration of the lease, the parties intend to continue renting the property on a month-to-month basis.

          If Galtech is able to raise sufficient funds through its fundraising efforts with Verity, it will enter into a lease with Patterned Fiber Composites at a monthly rental of $450. If Carbon Fiber Products' lease is terminated or is not renewed after the end of the term, depending on the success of its research and development efforts and the availability of sufficient funds, we will seek out a facility of our own to rent or purchase.

Item 3.  Legal Proceedings.
         ------------------

          We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be an "affiliate" of Galtech or owner of record or beneficially of more than five percent of our common stock is a party adverse to Galtech or has a material interest adverse to Galtech in any proceeding.

          A judgment in the amount of $40,563 was entered against us in December, 1992. This amount is included as an account payable in the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None; not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          Our common stock is quoted on the OTC Bulletin Board of the NASD, but there is currently no established market for the stock. We can not assure you that one will develop or be maintained. For any market that develops for our common stock, the sale of "restricted securities" under Rule 144 of the Securities and Exchange Commission may hurt our stock price.

          Rule 144 requires that the selling stockholder has held his or her shares for at least one year. The public must also have access to information about us. Sellers under Rule 144 may not sell more than a certain number of shares during any three month period. Their sales must be through unsolicited broker's transactions, and the sellers must file with the Securities and Exchange Commission a Notice of Sale on Form 144.

          Pink Sheets LLC, formerly known as the "National Quotation Bureau, LLC," provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS*

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---


March 31, 1999                        0.19                 0.08

June 30, 1999                         0.27                 0.10

September 30, 1999                    0.78125              0.19

December 31, 1999                     0.4375               0.19

March 31, 2000                        4.3125               0.44

June 30, 2000                         2                    0.75

September 30, 2000                    1.3125               0.75

December 31, 2000                     0.875                0.375


Holders.
--------

          As of the date of this Report, we have about 1,623 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

         Galtech has not declared any cash dividends with respect to its common stock. We do not intend to declare dividends in the foreseeable future. We will not know our future dividend policy until we sell any of our products. We do not have any material restrictions on our ability to pay dividends on our securities. However, you should not invest in our shares if you need the income that dividends provide.

Recent Sales of Unregistered Securities.
----------------------------------------

     Common Stock
     ------------

                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------


William F. Pratt (1)  6/25/98             550,000         Services valued at
                                                          $0.12 per share

Worth P. Allred (1)   6/25/98             800,000         Services valued at
                                                          $0.12 per share

S. Kent Holt (1)      6/25/98             500,000         Services valued at
                                                          $0.12 per share

Flood Thomas (2)      6/25/98              50,000         Services valued at
                                                          $0.12 per share

Jay Reynolds (2)      6/25/98              20,000         Services valued at
                                                          $0.12 per share

Jim Whiting (2)       6/25/98              10,000         Services valued at
                                                          $0.12 per share

James G. and          6/25/98              20,000         Services valued at
Tracy Davis (2)                                           $0.12 per share

C. Greg Jensen (2)    6/25/98              20,000         Services valued at
                                                          $0.12 per share

Firm International    6/25/98           1,000,000         Services valued at
Group Trust (2)                                           $0.12 per share

David R. Porter (1)    7/6/99           1,000,000         Services valued at
                                                          $0.27 per share

William Tunnell (2)    7/6/99           2,000,000         Services valued at
                                                          $0.27 per share

Russell R. Chapman (2) 7/6/99           1,000,000         Debt and subscrip-
                                                          tion valued at
                                                          $0.27 per share

Verity Global         3/24/00             200,000         $50,000
Financial, LLC (3)


           (1) Management believes each of these persons was an "accredited investor" as defined in Rule 501(a)(4) of Regulation D of the Securities and Exchange Commission, because each was a director or executive officer of Galtech when these shares were issued. We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended, under the "safe harbor" provided by Rule 506 of Regulation D and Section 4(2) of the Securities and Exchange Commission, as the number of unaccredited purchasers did not exceed 35 and each purchaser had access to all material information about Galtech prior to the offer, sale or issuance of these "restricted securities." Nor did the offer or sale of these securities involve any general solicitation or general advertising.

           (2) Management believes that these sales were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 3(b) thereof and Rule 504 of Regulation D of the Securities and Exchange Commission. At the time of this offering, Galtech did not have to meet the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and the aggregate offering price of all securities sold in this offering did not exceed $1,000,000. Management also believes that all offers and sales under this offering complied with Rules 501 and 502 of Regulation D, with the exception of Rule 502(c) and 502(d), which do not apply to offerings under Rule 504.

           (3) Under our Securities Purchase Agreement, Verity will also become obligated to buy 800,000 "unregistered" and "restricted" shares of our common stock on May 10, 2001, which is 90 days after the effective date of our SB-2 registration statement. The purchase price will be $200,000.

          We did not use an underwriter in connection with any securities sales listed in the above table.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          During the next six months, following receipt of the anticipated funding from Verity as discussed below, we plan to perform test production runs. Each production run requires approximately three to four weeks to heat the metal in our furnace and allow it to cool. We have a fully instrumented, custom-designed control program that will allow us to acquire and analyze production data and make appropriate adjustments in the production process.

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

          The Registration Statement on Form SB-2 became effective February 9, 2001, and Verity had 30 days to exercise a warrant to purchase 600,000 shares at a price of $150,000;

          Beginning on May 10, 2001, Verity will have 30 days to exercise a warrant to purchase 400,000 shares at a price of $100,000;

          After May 10, 2001, Verity will purchase 800,000 "unregistered" and "restricted" shares of common stock for $200,000.

          Verity's exercise of the warrants and its purchase of the 800,000 shares for $200,000 were conditioned upon the registration statement becoming effective; the registration statement was declared effective February 9, 2001. If we take a record of common stockholders for the purpose of entitling them to receive a dividend payable in, or other distribution of common stock, the number of warrant shares will be adjusted so that Verity is entitled to purchase the same number of shares as a stockholder who held the same number of shares immediately before the distribution would own immediately after the distribution. The exercise price of each warrant will also be adjusted to equal (i) the current exercise price multiplied by the number of warrants shares; divided by (ii) the number of shares for which the warrant is exercisable immediately after the adjustment. These adjustment procedures will also apply if we conduct any splits or reverse splits of our common stock.

          Also on May 26, 2000, we executed a Registration Rights Agreement with Verity, under which we agreed to register the 1,000,000 shares of common stock underlying the warrants. These shares are all of the securities covered by our SB-2 Registration Statement.

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

          As of the date of this Report, Verity has not yet exercised its warrant to purchase 600,000 shares at a price of $150,000, and we can provide no assurance that it will purchase any more securities under the Securities Purchase Agreement.

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

               Crystal Design of Experiments

          A design of experiments is the most efficient way to quickly determine the key variables that affect any physical process. It is especially useful in when a process only sporadically produces outstanding results. The purpose of a design of experiments is to identify those variables that have the greatest effect on the quality and reproducibility of the process. We have planned two experiments for this subproject.

          With the resources that we have allocated for this phase, we should be able to produce about 40 cadmium telluride boules, or lumps. In general, every actual crystal growth will first be modeled and tested in a computer simulation many times before we grow it in the laboratory.

          Sixteen boules will be used in Design of Experiments 1. The goal of Design of Experiments 1 will be to:

               verify and adjust the parameters of the computer model;

               identify the main factors affecting the growth process; and

               test two competing design improvements for the process.

          We will combine information from Design of Experiments 1 with information from our computer modeling efforts to adjust the process variables and growth furnace design.

          Galtech plans to use the second 16 boules in Design of Experiments 2, which will take a more detailed look at the main factors identified in Design of Experiments 1 and will attempt to determine the three or four main variables to use in the production of cadmium telluride.

          We will use the final eight boules to verify our selection of optimal process variables from Design of Experiments 2 and to find out whether the process is repeatable. We will perform eight confirmation runs using the best combination of process variables that we identify from Design of Experiments 2 and from our computer testing. Another goal of our confirmation runs will be to establish production costs.

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

          We have received preliminary results from tests on a boule of our material. Results were delayed because Sandia National Laboratories, the U.S. government laboratory conducting the tests, was not able to cut a boule as large as the one we gave them. As a result, the material had to be sent to on outside firm to be cut into wafers. Because of the quality and size of the single crystal in the boule, Sandia felt compelled to spend more time and money on the evaluation than previously anticipated.

          Overall, Sandia evaluated the boule as being of moderately high to high quality. This evaluation is based on a comparison of our material to material that is currently available from other companies.

          The boule contained areas of very large single crystal. Our own evaluation of the material remaining from the boule after Sandia completed its test revealed three crystals with no rotational twins, or crystals having the same crystal orientation as the main crystal but with a 180 degree phase shift in one of the crystal planes. The largest crystal accounts for about 70% of the total volume of the sample. This means that we should be able to get higher yields than the current industry average for high grade cadmium telluride. The industry average is about 5% to 15%. We are also encouraged by the fact that this test boule was not seeded.
Seeding involves the use of an existing crystal to cause a new crystal to solidify and develop the same orientation as the seed crystal. We expect to get even better results in future runs of boules that are not seeded.

          The crystalline material in our boule showed high resistivity. It is unusual for material grown only from cadmium telluride, without the addition of a doping agent, to demonstrate high resistivity. Doping agents give a crystal a positive or negative bias for use in semiconductor substrates. Resistivity is an important characteristic for certain devices and detectors. Doping agents such as zinc are generally added to increase this characteristic. We believe that we will be able to increase the resistivity of our material even more with the addition of a doping agent.

          Sandia computed the rocking curve of our material as 15 arc seconds. We believe this further supports the conclusion that the material was of high quality. We will continue our research and development efforts to refine the process. Although results to date have been encouraging, we have not yet completed the development process and it is difficult to say when we can expect success.

          If our research and development efforts are successful, and if we are able to raise sufficient capital, we expect to be able to begin full-scale production in two years after funding. We can not assure you that we will be successful in any of these endeavors.

          This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

Results of Operations.
---------------------

          We have not had any material operations since approximately 1990. In anticipation of renewed operations, we have conducted four test crystal growths in the last two years. In January, 2000, we began another experimental crystal growth. The results of a government laboratory analysis of our material are discussed above.

Liquidity.
----------

          We received no revenues during the calendar years ended December 31, 2000, and 1999. Net loss for these periods were $425,384 and $729,731, respectively.

          Russell R. Chapman has paid our costs for the preparation of our SB-2 Registration Statement and related legal work. On July 6, 1999, we issued 1,000,000 "unregistered" and "restricted" shares of our common stock to Mr. Chapman for debt and a subscription valued at $270,000. As of December 31, 2000, this stock subscription had been fully expensed.

          Galtech is presently located in a facility leased by Patterned
Fiber Composites, Inc. We use the facility rent-free. We have sufficient equipment, supplies and materials to continue our process improvements and engineering analysis for the next six months after funding. Current operations may be characterized as a "proof-of-principle" effort, during which we are testing and refining our production processes. At the end of this six month period, management expects that Galtech will need to raise substantial additional capital from Verity or another source in order to allow it to proceed to the pilot production level.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended December 31, 2000, and 1999

          Independent Auditors' Report

          Consolidated Balance Sheet - December 31, 2000

          Consolidated Statements of Operations for the Years Ended December 31, 2000, and 1999, and from Inception on June 18, 1984, through
          December 31, 2000

          Consolidated Statements of Stockholders' Equity
          from Inception on June 18, 1984, to December 31,
          2000

          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 2000, and 1999, and from Inception on June 18, 1984, through
          December 31, 2000

          Notes to Consolidated Financial Statements

                 GALTECH SEMICONDUCTOR MATERIALS
                   CORPORATION AND SUBSIDIARIES

                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000

                         C O N T E N T S





Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations  . . . . . . . . . . . .  5

Consolidated Statements of Stockholders' Equity. . . . . . . .  6

Consolidated Statements of Cash Flows. . . . . . . . . . . .   14

Notes to the Consolidated Financial Statements . . . . . . . . 16

                   INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Galtech Semiconductor Materials Corporation and Subsidiaries
(A Development Stage Company)
Lindon, Utah

We have audited the accompanying consolidated balance sheet of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on June 18, 1984 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception on June 18, 1984 through December 31, 2000, in conformity with generally accepted accounting principles.

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

/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 5, 2001

            GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                   (A Development Stage Company)
                    Consolidated Balance Sheet

                               ASSETS

                                                              December 31,
                                                               2000
CURRENT ASSETS

  Cash                                                $             45,155
  Inventory                                                        176,843

     Total Current Assets                                          221,998

EQUIPMENT, NET (Note 2)                                             22,560

     TOTAL ASSETS                                     $            244,558

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable (Note 5)                           $             46,074
  Notes payable - related (Note 3)                                   8,289
  Accrued expenses                                                     839

     Total Current Liabilities                                      55,202

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000 shares authorized;
    14,844,018 shares issued and outstanding                         3,713

  Additional paid-in capital                                     4,934,673
  Deficit accumulated during the development stage              (4,749,030)

      Total Stockholders' Equity                                   189,356

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $            244,558

            GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                   (A Development Stage Company)
               Consolidated Statements of Operations
                                                                 From
                                                             Inception on
                                                            June 18, 1984
                                     For the Years Ended        Through
                                         December 31,        December 31,
                                       2000         1999         2000
SALES                              $        -    $       -      $ 599,609

COST OF PRODUCT SOLD                        -            -        676,198

GROSS MARGIN                                -            -        (76,589)

OPERATING EXPENSES

 General and administrative             373,267      636,755    2,658,730
 Legal and professional                   7,883       31,256      838,711
 Research and development                 7,157       25,411      543,256
 Depreciation                            36,237       36,237      400,608

  Total Expenses                       (424,544)     729,659    4,441,305

Net Loss From Operations               (424,544)    (729,659)  (4,517,894)

OTHER INCOME (EXPENSE)

 Interest expense                          (840)         (72)     (85,831)
 Interest income                            -            -         93,427
 Loss on disposal of assets                 -            -       (241,238)
 Miscellaneous                              -            -          2,506

  Total Other Income (Expense)             (840)         (72)    (231,136)

NET LOSS                             $ (425,384)   $(729,731) $(4,749,030)

BASIC AND FULLY DILUTED LOSS
 PER SHARE                           $    (0.03)   $   (0.06)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  14,806,313   12,605,662

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



                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)


                                             Additional
                         Common Stock         Paid-in         Accumulated
                        Shares     Amount     Capital           Deficit
Balance,
December 31, 1999  14,644,018  $    3,663    $   4,884,723      $(4,323,646)

Stock issued for
cash at $0.25
per share             200,000          50           49,950                -

Receipt of stock
subscription               -           -                -                 -

Expense of
stock
subscription               -           -                -                 -

Net loss for
the year ended
December 31, 2000          -           -                -          (425,384)

Balance,
December 30, 2000   14,844,018  $    3,713    $   4,934,673     $(4,749,030)


<Continued>

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance,
December 31, 1999             -   $       -     $(388,002)   $    176,738

Stock issued for
cash at $0.25
per share                     -           -            -           50,000

Receipt of stock
subscription                  -           -        25,000          25,000

Expense of
stock
subscription                  -           -       363,002         363,002

Net loss for
the year ended
December 31, 2000             -           -            -         (425,384)

Balance,
December 30, 2000             -   $       -    $       -     $    189,356

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                 From
                                                             Inception on
                                                            June 18, 1984
                                     For the Years Ended        Through
                                         December 31,        December 31,
                                       2000         1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                          $  (425,384) $  (729,731)  $ (4,749,030)
 Adjustment to reconcile net loss to
  net cash used by operating
  activities:
  Depreciation                          36,237       36,237        400,608
  Common stock issued for services           -      630,000      1,399,400
  Loss on disposal of property               -            -        241,238
  Stock subscription expensed          388,002            -        388,002
 Changes in operating assets and
 liabilities:
  (Increase) in inventory              (16,843)           -       (176,843)
  Increase (decrease) in accounts
  payable                                5,510            -          5,510
  Increase (decrease) in accrued
  liabilities                              768           72         60,510

   Net Cash (Used) by Operating
   Activities                          (11,710)     (63,422)    (2,430,605)

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                        -            -       (718,191)
 Purchase of treasury stock                  -            -        (19,450)
 Stock subscription                          -            -       (732,300)

   Net Cash (Used) from Investing
   Activities                                -            -     (1,469,941)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable - related    6,865       63,422        547,663
 Repayments of note payable - related        -            -       (443,761)
 Sale of treasury stock                      -            -      1,911,183
 Cancellation of stock subscription          -            -        732,300
 Common stock issued for cash           50,000            -      1,198,316

  Net Cash (Used) Provided by Financing
   Activities                         $ 56,865     $ 63,422    $ 3,945,701

              GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                          AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                 From
                                                             Inception on
                                                            June 18, 1984
                                     For the Years Ended        Through
                                         December 31,        December 31,
                                       2000         1999         2000
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             $      45,155  $     -      $   45,155

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                       -        -               -

CASH AND CASH EQUIVALENTS
 END OF PERIOD                    $      45,155  $     -      $   45,155


          SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                         $           -  $     -      $   85,687
 Income taxes                     $           -  $     -      $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services $           -  $ 630,000    $1,399,400
 Common stock issued for debt     $           -  $  61,998    $   61,998

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Income Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,700,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                               For the Years Ended
                                                   December 31,
                                                2000         1999

  Income tax benefit at statutory rate         $ 1,804,631 $ 1,642,985
  Change in valuation allowance                 (1,804,631) (1,642,985)

                                               $         - $         -

  Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                   December 31,
                                                2000         1999

  Income tax benefit at statutory rate         $   161,646 $   277,298
  Change in valuation allowance                   (161,646)   (277,298)

                                               $         - $         -

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

  d.  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e.  Basic Loss Per Share

                                  For the Year Ended
                                  December 31, 2000

                       Loss              Shares      Per Share
                    (Numerator)       (Denominator)   Amount

                    $    (425,384)      14,806,313  $  (0.03)

                                  For the Year Ended
                                  December 31, 1999

                       Loss              Shares      Per Share
                    (Numerator)       (Denominator)   Amount

                    $    (729,731)      12,605,662  $  (0.06)

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       h.  Inventory

       The inventory of raw materials for crystal growing is stated at the lower of cost or market and is accounted for on a first-in-first-out basis.

       i.  Revenue Recognition

       The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 - EQUIPMENT

                                               December 31,
                                                  2000

    Equipment consists of the following:

    Research equipment
                                             $   181,187
    Less: accumulated depreciation              (158,627)

    Net Equipment                            $    22,560

    Amounts charged to depreciation expense were $36,237 and $36,237 for the years ended December 31, 2000 and 1999, respectively.

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

    In 1999, the former president paid expenses of $61,998 toward the stock subscription of $270,000. the subscription has been fully expensed as of December 31, 2000.

    In 2000, the current officers made advances to the Company of $8,289 which bear interest at 10%, are unsecured and due on demand.

NOTE 4 - STOCK TRANSACTIONS

    On February 8, 1995, the Board of Directors approved a 20 to 1 reverse stock split. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


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

    In 2000, the Company issued 200,000 shares of common stock for cash valued at $0.25 per share.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 5 - COMMITMENTS AND CONTINGENCIES

    On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for December 31, 2000. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables which were written off has expired. The Company does not intend to pay the liabilities which were written off, however there is no assurance that the creditors will not make claims against the Company.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          During our two most recent calendar years, and since then, our principal independent accountant has not resigned or declined to stand for re-election, and we have not dismissed our principal independent accountant during that period.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

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

Business Experience.
--------------------

          William F. Pratt, Chief Executive Officer and President. Dr. Pratt is 53 years old. He received his undergraduate engineering degree in 1970 from the United States Military Academy at West Point. He also holds a Masters in Engineering Management degree from the Brigham Young University Marriott School of Management and a Ph.D. in Mechanical Engineering from Brigham Young University. Dr. Pratt consulted for the Defense Advanced Research Projects Agency, Metron, Cimetrix and Galtech from 1995 to August 1998. Dr. Pratt has invented several patent-pending technologies dealing with composite materials and machine design. He is the President of Patterned Fiber Composites, Inc., a startup software and engineering company that is developing products for the aerospace and sports equipment markets. He started that company in November 1997. Dr. Pratt has successfully negotiated and obtained two Small Business Innovative Research Contracts with the United States government to do leading edge research in damped composite structural materials. He has developed analysis software, production machinery, test equipment and prototype products dealing with this new and innovative material. Dr. Pratt closely supervises and oversees all aspects of company business including marketing, technology development, financial statement preparation and human resources. He holds several patents relating to the composite technology. This technology is not directly related to Galtech's business.

          S. Kent Holt, Executive Vice President and Director. Mr. Holt, age 47, holds an executive MBA degree from Washington University in St. Louis and Bachelor of Science degrees in Nutrition and Food Science and Business Administration from Utah State University. From 1995 to August 1998, Mr. Holt was Director, New Products with the Corn Products Division of CPC International, where he directed the New Product Marketing, Product Development and Applications Research groups and directed cross-functional product development teams vital to creating new business for the company.

          Worth P. Allred, Vice President, Research and Development, Director. Mr. Allred is 74 years of age. He has over 40 years of experience in semiconductor compound materials and is one of the world's leading experts in the field of crystal growth. Mr. Allred received a Masters degree in Nuclear Physics from Brigham Young University in 1953. He has spent the past five years conducting research in cadmium telluride and cadmium zinc telluride crystal growth at Galtech. Mr. Allred has published over 33 papers in the area of crystal growth.

          David R. Porter, Secretary/Treasurer and Director. Mr. Porter, age 44, worked for the Maricopa County Facilities Department in Phoenix Arizona, from 1991 to 1997, in addition to consulting with Galtech in the development of a crystal growth furnace and software for control systems. Mr. Porter is currently employed by Patterned Fiber Composites, Inc. as shop foreman. Patterned Fiber Composites shares its facilities with Galtech. He continues to direct our manufacturing facilities development. Galtech has the exclusive license to distribute, use, make and sublease U. S. Patent No. 5,625,241, which Mr. Porter co-invented. This technology relates to a carousel electric motor generator system. We are not currently using the license for the patent, and we have no immediate plans to do so.

Time Commitments by Management.
-------------------------------

          Dr. Pratt and David Porter currently devote about 10 hours per week to Galtech's business, for which they are not compensated. Dr. Pratt has committed to spend 20 or more hours per week on Galtech's business once we have received full funding. Once we have received funding, Mr. Porter has also committed to spend 20 or more hours per week assisting Dr. Pratt in the development and management of our technology. Dr. Pratt and Mr. Porter will adjust their time commitments upward as necessary. Kent Holt is currently managing our marketing efforts on a part-time basis and will devote five or more hours per week as necessary. Worth Allred serves as a senior scientist for crystal growth technology and has committed to spend up to 20 hours per week on our business as necessary.

Significant Employees.
----------------------

         We do not currently have any employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships.
---------------------

          There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

        During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of
Galtech:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation that Galtech has paid for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

William F.    12/31/98  -0-  -0-  -0-   550,000 -0-        -0-  -0-
Pratt         12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
CEO, Pres.    12/31/00  -0-  -0-  -0-   -0-     -0-        -0-  -0-
and Director

S. Kent Holt  12/31/98  -0-  -0-  -0-   500,000 500,000 (1)-0-  -0-
Exec. Vice    12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
President     12/31/00  -0-  -0-  -0-   -0-     -0-        -0-  -0-
and Director

Worth P.      12/31/98  -0-  -0-  -0-   800,000 -0-        -0-  -0-
Allred        12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Vice Pres.,   12/31/00  -0-  -0-  -0-   -0-     -0-        -0-  -0-
R & D
and Director

David R.      12/31/98  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Porter        12/31/99  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Secretary/    12/31/00  -0-  -0-  -0-   -0-     -0-        -0-  -0-
Treasurer
and Director


          (1) On July 1, 1998, we granted Mr. Holt options to purchase 500,000 "unregistered" and "restricted" shares of our common stock at the average closing price of our stock for the 10 days immediately preceding the notification of our stockholders of Mr. Holt's appointment as a director and executive officer. Based on this formula, the exercise price of the options is $0.27 per share. Options to purchase 250,000 shares vested on July 1, 1999, and the options to purchase the remaining 250,000 shares vested on July 1, 2000.
              The options are exercisable for three years from the date of vesting. Unless otherwise prohibited, Mr. Holt has had the right to vote all 500,000 shares since
              July 1, 1998.

          We did not grant any cash compensation, deferred compensation or long-term incentive plan awards to our management during the years ended December 31, 2000, or 1999. Other than Mr. Holt's options, we have not granted any member of management any option or stock appreciation rights.

          The following table shows the number and value of our outstanding options on December 31, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR
                                 VALUES



(a)               (b)               (c)              (d)            (e)

                                                  Number of
                                                  Securities     Value of
                                                  Underlying     Unexercised
                                                  Unexercised   In-the-Money
                                                  Options/SARs  Options/SARs
                                                  at FY End (#) at FY End($)
                 Shares Acquired    Value         Exercisable/  Exercisable/
Name (1)         on Exercise (#)    Realized ($)  UnexercisableUnexercisable
----------------------------------------------------------------------------

S. Kent Holt            -0-            -0-        250,000        $88,750 (2)
                                                  exercisable

                                                  250,000        $88,750 (2)
                                                  unexercisable

     (1) S. Kent Holt is the only officer to whom we have granted options in the last three calendar years, or since then.

     (2) Calculated based on the $0.625 average closing bid price of Galtech's common stock during the quarterly period ended December
            31, 2000, less the exercise price of $0.27 per share.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          Galtech does not have any standard arrangements to compensate directors for their services as directors. We do not pay our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change in Control
Arrangements.
-------------

          We do not have any employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer which would result in payments to that person because of his or her resignation, retirement or other termination of employment, any change in control of Galtech, or a change in the person's responsibilities following a change in control of Galtech.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of our directors and executive officers filed a Form 3
Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on February 8, 2000. On September 11, 2000, David R.
Porter filed a Form 4 Statement of Changes in Beneficial Ownership of
Securities, reflecting his sale of 22,500 shares of our common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of our directors and executive officers and those persons who owned more than five percent of our common stock as of March 13, 2001:


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class (1)
----------------     ------------------           --------


William F. Pratt           1,000,000                  6.2%
1184 East 830 South
Pleasant Grove, Utah
84062

S. Kent Holt                 382,560 (2)              2.4%
18320 Lochner Road
Spencerville, Indiana
46788

Worth P. Allred            1,000,000 (3)              6.2%
Post Office Box 120
Moroni, Utah
84646

David R. Porter              987,217                  6.0%
286 W. Thorneberry Way
Pleasant Grove, Utah
84062

William Tunnell             851,560 (4)               5.2%
20165 N. 67th Ave., #122A
Glendale, Arizona 85308

Russell R. Chapman           500,003                  3.0%
1242 N. Palm Springs Dr.
Gilbert, Arizona
85234

W. D. Newman               1,000,000                  6.2%
3647 Sky Harbor Drive
Coeur d'Alene, Idaho
83814

Bruce Chapman (5)          1,286,000                  7.9%
4104 East Broadway
Suite 2020
Mesa, Arizona 85206

Verity Global Financial,   1,600,000 (6)              9.8%
LLC
3621 Frankford Drive
Suite 328
Dallas, Texas 75287


          (1) These figures take into account the potential issuance of 1,400,000 shares of our common stock that Verity is required or entitled to purchase by May 10, 2001. See footnote (6).

          (2) Does not include options to acquire an additional 500,000 shares. See the caption "Executive Compensation" of this Report.

          (3) A total of 800,000 of these shares are held in joint tenancy with Mr. Allred's wife.

          (4) We are holding these shares until Mr. Tunnell performs certain obligations under our Agreement for Financial Public Relations Services. See the caption "Certain Relationships and Related Transactions."

          (5) A total of 786,000 of these shares are beneficially owned by Firm International Group Trust. Bruce Chapman, the adult son of Russell R. Chapman, is the sole trustee of Firm International Group Trust. No other person has control over this entity. Bruce Chapman's brothers and sisters and their children are the sole beneficiaries of Firm International Group Trust.

          (6) This figure includes: (i) 200,000 shares that Verity currently owns; (ii) 600,000 shares that Verity became entitled to purchase on February 9, 2001; and (iii) 800,000 shares that Verity is required to purchase 90 days after February 9, 2001. Under the Securities Purchase Agreement, Verity also has the right to exercise a supplemental warrant to purchase 400,000 shares of our common stock for 90 days after February 9, 2001. If it purchases these securities, it will beneficially own approximately 12% of our then-outstanding shares, assuming that we do not issue or cancel any shares in the meantime. V.
              L. Farmer, who is the managing director and the sole control person of Verity, may be considered the beneficial owner of these securities.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof. Information regarding the capacities in which each person serves for the Company is contained in Item 9.


                          Number of Shares       Percentage of
Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------

William F. Pratt           1,000,000                  6.8%
1184 East 830 South
Pleasant Grove, Utah
84062

Worth P. Allred            1,000,000 (1)              6.8%
Post Office Box 120
Moroni, Utah
84646

David R. Porter              987,217                  6.7%
286 W. Thorneberry Way
Pleasant Grove, Utah
84062

S. Kent Holt                 382,560 (2)              2.6%
18320 Lochner Road
Spencerville, Indiana
46788

All directors and executive
officers as a group
(4 persons)                3,369,777                 22.9%


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

               We received advances totaling $80,691 from Russell Chapman to cover operating expenses and equipment acquisitions. These advances have been recorded as a note payable which is unsecured, non-interest bearing and due upon demand.

               On July 6, 1999, we issued 1,000,000 shares of our common stock to David R. Porter in exchange for services valued at $270,000, or $0.27 per share. These services have included work on our crystal growth process and executive services as our Secretary/Treasurer. Mr. Porter worked full-time on these matters from July, 1996, to February, 1999, and has worked about 30 hours per month since then.

               On October 24, 2000, we entered into an Agreement for Financial Public Relations Services with William R. Tunnell. Under the Agreement, Mr. Tunnell is to provide various investor relations and fundraising services for us, in exchange for 2,000,000 "unregistered" and "restricted" shares of our common stock. These shares are for services valued at $540,000, or $0.27 per share. Since 1997, Mr. Tunnell has spent about 8,330 hours helping us with investor relations and investment banking matters, including placing us in contact with Verity for the purpose of fundraising. Mr. Tunnell had a prior business acquaintance with V. L. Farmer, Verity's principal. Mr. Tunnell's shares vest as follows:

                 500,000 shares on July 6, 1999;

                 500,000 shares upon signing of the Securities Purchase Agreement with Verity; and

                 1,000,000 shares upon receipt of $500,000 in funding from Verity.

               Mr. Tunnell has received his first 1,000,000 shares, and we are holding the remaining shares until we receive the Verity funding. Mr. Tunnell helped us to locate Verity as a source of funding, but he has no other connection to Verity.

               On July 6, 1999, we issued 1,000,000 shares of our common stock to Russell R. Chapman. These shares were valued at $270,000, or $0.27 per share. Mr. Chapman has paid legal and other expenses for us, with these amounts being credited toward the purchase price of his stock. As of December 31, 2000, the subscription has been fully expensed. Under an agreement with Mr. Chapman, we are currently holding his shares until we receive a total of $500,000 in funding from Verity. This arrangement is not evidenced by any written document.

          We valued the shares issued for services based on the approximate value of these services if rendered by unrelated third parties in an arm's length transaction. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

          Galtech has a policy that permits it to enter into transactions with affiliates on terms no less favorable to Galtech than would be available in similar arm's length transactions with unaffiliated third parties.

Parents of the Issuer.
----------------------

          Galtech has no parents.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

         Reports on Form 8-K
         -------------------

         None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------


Registration Statement on Form SB-2,           Part I
as amended**


          (ii)

Exhibit
Number               Description

------               -----------

 None.

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

                                       GALTECH SEMICONDUCTOR MATERIALS
                                       CORPORATION


Date: 4-2-01                         By /s/ William F. Pratt
     --------------                     -----------------------------------
                                        William F. Pratt
                                        CEO, President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       GALTECH SEMICONDUCTOR MATERIALS
                                       CORPORATION


Date: 4-2-01                         By /s/ William F. Pratt
      --------------                    ----------------------------------
                                        William F. Pratt
                                        CEO, President and Director


Date: 4-2-01                         By /s/ David R. Porter
      --------------                    ----------------------------------
                                        David R. Porter
                                        Secretary/Treasurer and Director