Form 10QSB
period 2001-03-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2001-05-15
CIK 1093432

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                 March 31, 2001

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

               March 31, 2001 and December 31, 2000

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                  March 31,  December 31,
                                                    2001        2000
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                     $             35,095   $ 45,155
  Inventory                                             177,503    176,843

     Total Current Assets                               212,598    221,998

EQUIPMENT, NET (Note 2)                                  13,500     22,560

     TOTAL ASSETS                          $            226,098   $244,558

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable (Note 5)                $             45,243   $ 46,074
  Notes payable - related (Note 3)                        8,889      8,289
  Accrued expenses                                          635        839

     Total Current Liabilities                           54,767     55,202

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000
   shares authorized; 14,844,018 shares
   issued and outstanding                                 3,713      3,713

  Additional paid-in capital                          4,934,673  4,934,673
  Deficit accumulated during the development stage   (4,767,055)(4,749,030)

      Total Stockholders' Equity                        171,331    189,356

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  226,098 $  244,558

            GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      >From

                                                                 Inception on
                                                                 June 18, 1984
                                     For the Three Months Ended     Through
                                               March 31,            March 31,
                                       2001            2000           2001
SALES                         $             -       $     -      $    599,609

COST OF PRODUCT SOLD                        -             -           676,198

GROSS MARGIN                                -             -           (76,589)

OPERATING EXPENSES

 General and administrative             5,134       183,695         2,663,864
 Legal and professional                   572         5,816           839,283
 Research and development               3,461             -           546,717
 Depreciation                           9,059         9,059           409,667

  Total Expenses                       18,226       198,570         4,459,531

Net Loss From Operations              (18,226)     (198,570)       (4,536,120)

OTHER INCOME (EXPENSE)

 Interest expense                        (205)         (210)          (86,036)
 Interest income                          406           189            93,833
 Loss on disposal of assets                 -             -          (241,238)
 Miscellaneous                              -             -             2,506

  Total Other Income (Expense)            201           (21)         (230,935)

NET LOSS                           $  (18,025)    $(198,591)   $   (4,767,055)

BASIC AND FULLY DILUTED LOSS
 PER SHARE                         $    (0.00)    $   (0.01)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     14,844,018   14,662,370

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

                                             Additional
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


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance,
December 31, 1999  14,644,018  $    3,663    $   4,884,723      $ (4,323,646)

Stock issued for
cash valued at
$0.25  per share      200,000          50           49,950                -

Receipt of stock
subscription              -           -                -                  -

Expense of stock
subscription              -           -                -                  -

Net loss for
the year ended
December 31, 2000         -           -                -            (425,384)

Balance,
December 31, 2000  14,844,018  $    3,713    $   4,934,673      $ (4,749,030)

Net loss for the
three months ended
March 31, 2001
(unaudited)               -           -                -             (18,025)

Balance, March 31,
2001 (unaudited)   14,844,018  $    3,713    $   4,934,673      $ (4,767,055)

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance,
December 31, 1999             -   $       -     $(388,002)   $    176,738

Stock issued for
cash valued at $0.25
per share                     -           -            -           50,000

Receipt of stock
subscription                  -           -         25,000         25,000

Expense of stock
subscription                  -           -        363,002        363,002

Net loss for
the year ended
December 31, 2000             -           -            -         (425,384)

Balance,
December 31, 2000             -   $       -      $     -     $    189,356

Net loss for the
three months ended
March 31, 2001
(unaudited)              $    -   $       -      $     -     $    (18,025)

Balance, March 31, 2001
(unaudited)              $    -   $       -      $     -     $    171,331

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                June 18, 1984
                                  For the Three Months Ended      Through
                                            March 31,             March 31,
                                     2001           2000            2001

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                          $    (18,025)  $ (198,591)  $ (4,767,055)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                            9,059        9,059        409,667
  Common stock issued for services           -       205,000      1,399,400
  Loss on disposal of property               -           -          241,238
  Stock subscription expensed                -           -          388,002
 Changes in operating assets and liabilities:
  (Increase) in inventory                  (660)         -         (177,503)
  Increase (decrease) in accounts payable  (831)         487          4,679
  Increase (decrease) in accrued
  liabilities                              (205)         138         60,305

   Net Cash (Used) by Operating
   Activities                           (10,662)      16,093     (2,441,267)

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                        -           -         (718,191)
 Purchase of treasury stock                  -           -          (19,450)
 Stock subscription                          -           -         (732,300)

   Net Cash (Used) from Investing Activities -           -       (1,469,941)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable - related       600      6,986          548,265
 Repayments of note payable - related        -           -         (443,761)
 Sale of treasury stock                      -           -        1,911,183
 Cancellation of stock subscription          -           -          732,300
 Common stock issued for cash                -      50,000        1,198,316

  Net Cash (Used) Provided by Financing
   Activities                           $   600   $ 56,986       $3,946,303

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
(Unaudited)
                                                               From
                                                            Inception on
                                                            June 18, 1984
                                For the Three Months Ended     Through
                                        March 31,             March 31,
                                 2001                2000       2001
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             $   (10,062)    $   73,079     $   35,095

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                    45,157              -              -


CASH AND CASH EQUIVALENTS
 END OF PERIOD                    $    35,095     $   73,079     $   35,095

          SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                         $        -      $        -     $   85,687
 Income taxes                     $        -      $        -     $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services $        -      $  250,000     $1,399,400
 Common stock issued for debt     $        -      $   61,998     $   61,998

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 -              BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          During the first six months following receipt of the anticipated funding from Verity Global Financial, LLC, a Texas limited liability company, as discussed below, we plan to perform test production runs in furtherance of the development of our model for the production of cadmium telluride semiconductor material. Each production run requires approximately three to four weeks to heat the metal in our furnace and allow it to cool. We have a fully instrumented, custom-designed control program that will allow us to acquire and analyze production data and to make appropriate adjustments in the production process.

          In the second six month period after receipt of the anticipated Verity funding, management expects to refocus our engineering effort from the "proof-of-principle" effort of the preceding six months, to a pilot production level. We will seek sufficient funds to allow us to continue our research and development efforts for two years without the need for additional capital. In this regard, on May 26, 2000, we executed a Securities Purchase Agreement with Verity, by which Verity is to give us a total of $500,000 in exchange for 2,000,000 shares of our common stock.

          The terms of the Verity funding are as follows:

               In March, 2000, Verity purchased 200,000 "unregistered" and "restricted" shares of our common stock for $50,000;

               Upon the effectiveness of our Registration Statement on Form SB-2, which was initially filed with the Securities and Exchange Commission on July 13, 2000, and which became effective on February 9, 2001, Verity had 30 days to exercise a warrant to purchase 600,000 shares at a price of $150,000;

               Beginning on May 10, 2001, which is the date that was 90 days after the effective date of the Registration Statement, Verity will have 30 days to exercise a warrant to purchase 400,000 shares at a price of $100,000;

               On May 10, 2001, Verity was to purchase 800,000 "unregistered" and "restricted" shares of common stock for $200,000.

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

          As of the date of this Report, Verity has not purchased any of our securities other than its initial purchase of 200,000 shares in March, 2000. Until we get the full funding from Verity, or from another source, we have insufficient funds to pursue meaningful development of our process for production of semiconductor materials. We will not have enough money to purchase cadmium telluride and other crystal growth supplies until we obtain this funding.

          If we receive the anticipated funding from Verity or from another source, we will hire personnel and build additional crystal growth equipment to increase the level of research and development activity. Upon receipt of the full funding from Verity, we expect that Galtech would have enough operating funds for 18 months of intense development effort. Management anticipates that at this increased level of effort we would spend about $25,000 per month during this developmental period. For every $100,000 in additional funding received, we would be able to operate for four months in our current facilities.

          Our goal is to produce high quality, round shaped, single crystal semiconductor material wafers with a high yield process. If Verity or another entity provides full funding, we will pursue four subprojects in an effort to meet our goal:

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

          Sandia computed the rocking curve of our material as 15 arc seconds. We believe this further supports the conclusion that the material was of high quality. If we obtain sufficient funding, we will continue our research and development efforts to refine the process. Although results to date have been encouraging, we have not yet completed the development process and it is difficult to say when we can expect success.

          This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors" contained in our Registration Statement on Form SB-2, as amended, and which is incorporated herein by this reference. We can not assure you that we will obtain any funding under the Verity agreement or from any other source. Until we obtain substantial additional funding, if any, we will not be able to continue with any meaningful research and development activities.

Results of Operations.
----------------------

          We have not had any material operations since approximately
1990. In anticipation of renewed operations, we have conducted three test crystal growths in the last two years. In January, 2000, we began another experimental crystal growth. The results of a government laboratory analysis of our material are discussed above.

          We did not receive any revenues during the three months ended March 31, 2001, and 2000. Operating expenses for those periods were $18,226 and $198,570, respectively.

Liquidity and Capital Resources.
--------------------------------

          We received no revenues during the quarterly periods ended March 31, 2001, and 2000. Net loss for these periods were $18,025 and $198,591, respectively.

          We will not be able to conduct any material research and development activities until we receive funding either from Verity or from another source. We can not assure you that we be able to receive any such funding.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 13, 2000, and amended September 25, 2000; January 10, 2001; February 1, 2001; and February 8, 2001. *

          (b)  Reports on Form 8-K.

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

                                    GALTECH SEMICONDUCTOR MATERIALS
                                    CORPORATION


Date: 15 May 2001                By: /s/ William F. Pratt
     --------------                 -------------------------------------
                                    William F. Pratt
                                    CEO and President


Date: 15 May 2001                By: /s/ David R. Porter
     --------------                 -------------------------------------
                                    David R. Porter
                                    Secretary/Treasurer and Director