Form 10QSB
period 2001-06-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2001-08-14
CIK 1093432

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                                 P. O. Box 1953
                                Orem, Utah 84057
                                ----------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number:


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

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                                 June 30, 2001

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

               June 30, 2001 and December 31, 2000

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                  June 30,   December 31,
                                                    2001        2000
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                            $        6   $    45,155
  Inventory                                          177,503       176,843

     Total Current Assets                            177,509       221,998

EQUIPMENT, NET                                         7,292        22,560

     TOTAL ASSETS                                 $  184,801   $   244,558

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $   43,873   $    46,074
  Notes payable - related                              8,410         8,289
  Accrued expenses                                       635           839

     Total Current Liabilities                        52,918        55,202

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000
   shares authorized; 14,844,018 shares
   issued and outstanding                              3,713         3,713

  Additional paid-in capital                       4,934,673     4,934,673
  Deficit accumulated during the development stage(4,806,503)   (4,749,030)

      Total Stockholders' Equity                     131,883       189,356

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   184,801   $   244,558

The accompanying notes are an integral part of these consolidated financial statements.

            GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                                                June 18, 1984
           For the Three Months Ended  For the Six Months Ended    Through
                     June 30,                   June 30,           June 30,
                 2001           2000      2001         2000         2001
SALES             $        -  $        -  $       -  $       -  $     599,609

COST OF PRODUCT SOLD       -           -          -          -        676,198

GROSS MARGIN               -           -          -          -        (76,589)

OPERATING EXPENSES

General and
administrative         2,065       2,018      7,199   189,537       2,665,932
Legal and
professional          27,000       2,774     27,572     4,765         866,283
Research and
development            1,423      10,731      4,884    10,731         548,140
Depreciation           9,209       9,059     18,268    18,119         418,876

   Total Expenses     39,697      24,582     57,923   223,152       4,499,231

Net Loss From
Operations           (39,697)    (24,582)   (57,923) (223,152)      4,575,820

OTHER INCOME (EXPENSE)

Interest expense        (102)       (219)      (307)     (429)        (86,036)
Interest income          351         858        757     1,047          94,085
Loss on disposal of
assets                     -           -          -         -        (241,238)
Miscellaneous              -           -          -         -           2,506

   Total Other Income
   (Expense)             249         639        450       618        (230,683)

NET LOSS             (39,448)   $(23,943) $ (57,473)$(222,534)    $(4,806,503)

BASIC LOSS PER SHARE   (0.00)   $  (0.00) $   (0.00)$   (0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING       14,844,018  14,662,370  14,844,018  14,738,194

The accompanying notes are an integral part of these consolidated financial statements.

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


                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity (Continued)

                                             Additional
                      Common Stock            Paid-in             Accumulated
                      Shares     Amount       Capital              Deficit


Balance,
December 31, 1999  14,644,018  $    3,663    $   4,884,723      $ (4,323,646)

Stock issued for
cash valued at
$0.25  per share      200,000          50           49,950                -

Receipt of stock
subscription              -           -                -                  -

Expense of stock
subscription              -           -                -                  -

Net loss for
the year ended
December 31, 2000         -           -                -            (425,384)

Balance,
December 31, 2000  14,844,018  $    3,713    $   4,934,673      $ (4,749,030)

Net loss for the
six months ended
June 30, 2001
(unaudited)               -           -                -             (57,473)

Balance, June 30,
2001 (unaudited)   14,844,018  $    3,713    $   4,934,673      $ (4,806,503)

                        Treasury Stock      Subscription       Total
                    Shares        Amount      Receivable       Equity


Balance,
December 31, 1999             -   $       -     $(388,002)   $    176,738

Stock issued for
cash valued at $0.25
per share                     -           -            -           50,000

Receipt of stock
subscription                  -           -         25,000         25,000

Expense of stock
subscription                  -           -        363,002        363,002

Net loss for
the year ended
December 31, 2000             -           -            -         (425,384)

Balance,
December 31, 2000             -   $       -      $     -     $    189,356

Net loss for the
six months ended
June 30, 2001
(unaudited)              $    -   $       -      $     -     $    (57,473)

Balance, June 30, 2001
(unaudited)              $    -   $       -      $     -     $    131,883

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                  From
                                                              Inception on
                                                              June 18, 1984
                                  For the Six Months Ended       Through
                                           June 30,              June 30,
                                       2001            2000        2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $  (57,473)  $  (222,534) $ (4,806,503)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                             18,269        18,119       418,877
  Common stock issued for services              -       205,000     1,399,400
  Loss on disposal of property                  -             -       241,238
  Stock subscription expensed                   -             -       388,002
 Changes in operating assets and liabilities:
  (Increase) in inventory                    (661)            -      (177,509)
  Increase (decrease) in accounts payable  (2,201)        5,571         3,309
  Increase (decrease) in accrued
  liabilities                                (205)          357        60,305

   Net Cash (Used) by Operating
   Activities                             (42,271)        6,513    (2,472,881)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of assets                        (3,001)            -        (3,001)
 Capital expenditures                           -             -      (718,191)
 Purchase of treasury stock                     -             -       (19,450)
 Stock subscription                             -             -      (732,300)

   Net Cash (Used) from Investing
   Activities                              (3,001)            -    (1,472,942)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable - related       1,130         7,164       548,799
 Repayments of note payable - related      (1,008)            -      (444,769)
 Sale of treasury stock                         -             -     1,911,183
 Cancellation of stock subscription             -             -       732,300
 Common stock issued for cash                   -        50,000     1,198,316

  Net Cash (Used) Provided by Financing
   Activities                           $     122  $     57,164 $   3,945,829

The accompanying notes are an integral part of these consolidated financial statement.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                  From
                                                              Inception on
                                                              June 18, 1984
                                  For the Six Months Ended       Through
                                           June 30,              June 30,
                                       2001            2000        2001
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                $    (45,150)   $  63,677   $         6

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    45,156            -             -

CASH AND CASH EQUIVALENTS
 END OF PERIOD                       $          6    $  63,677    $        6

          SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                            $          -    $       -    $   85,687
 Income taxes                        $          -    $       -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services    $          -    $ 250,000    $1,399,400
 Common stock issued for debt        $          -    $  61,998    $   61,998

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - MATERIAL EVENTS

       On June 29, 2001, William F. Pratt resigned from his positions as Chief Executive Officer, President and Director, and David R. Porter resigned from his positions as Secretary/Treasurer. The resignations were due to lack of Company funding, inability to proceed with material operations, and the loss of facility space. These events were reported on June 29, 2001 in a Form 8-K filing.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Due to recent weak stock market and economic conditions, Verity Global Financial, L.L.C., is currently unable to proceed with the terms of its initial Securities Purchase Agreement with the Company. On July 14, 2001, which is subsequent to the period covered by this Report, the parties executed an Addendum to the Agreement. The Addendum provides for Verity to provide the Company with not less than $6,000 per month in exchange for registered shares of the Company's common stock, at a price of $0.25 per share. These payments are to be credited against the initial $450,000 funding amount under the original Agreement. Verity further agreed to subordinate its interest to any new financing that the Company may obtain.

          Management believes that the funding provided for under the Addendum will allow the Company to meet its administrative expenses over the next 12 months. However, unless the Company is able to obtain substantial additional funding from Verity or another source, it has insufficient funds to pursue meaningful development of its process for production of semiconductor materials. The Company will not have enough money to purchase cadmium telluride and other crystal growth supplies until it obtain this funding. The Company can provide no assurance that it will ever be able to obtain sufficient funding to continue with its research and development efforts.

          This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors" contained in our Registration Statement on Form SB-2, as amended, and which is incorporated herein by this reference.

Results of Operations.
----------------------

          We have not had any material operations since approximately
1990.  We did not receive any revenues during the three months ended June
30, 2001, and 2000. Operating expenses for those periods were $39,697 and $24,582, respectively, resulting in a net loss for those periods of ($39,448) and ($23,943). For the six months ended June 30, 2001, and 2000, we did not receive any revenues and we had operating expenses for those periods of $57,923 and $223,152, resulting in a net loss for those periods of ($57,473) and ($222,534), respectively.

Liquidity and Capital Resources.
--------------------------------

         We had total current assets as of June 30, 2001, of $177,509, of which $177,503 was inventory and $6 was cash. As of June 30, 2001, our total current liabilities were $52,918.

          We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We can not assure you that we be able to receive any such funding.

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

Item 5.   Other Information.
----------------------------

          On June 29, 2001, William F. Pratt resigned from his positions as Chief Executive Officer, President and director and David R. Porter resigned from his position as Secretary/Treasurer of the Company. The resignations were due to a lack of Company funding, inability to proceed with material operations, and the loss of facility space. The Company filed a Form 8-K Current Report with the Securities and Exchange Commission on June 29, 2001. See Item 6 of this Report.

          The remaining director appointed Rulon Cluff Secretary/Treasurer of the Company on July 10, 2001.

          On July 23, 2001, which is also subsequent to the period covered by this Report, the Company entered into a lease with Kevin Maag. Under the lease, the Company began renting approximately 2,250 square feet of work space in Orem, Utah. The lease will expire on July 22, 2002. Rent for that period will be $1,000 per month.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 13, 2000, and amended September 25, 2000; January 10, 2001; February 1, 2001; and February 8, 2001.*

               Addendum to Verity Global Financial L.L.C. Agreement with the Company

          (b)  Reports on Form 8-K.

               8-K Current Report filed with the Securities and Exchange Commission on June 29, 2001.*

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

                                    GALTECH SEMICONDUCTOR MATERIALS
                                    CORPORATION


Date: 08/14/01                   By: /s/ S. Kent Holt
     --------------                 -------------------------------------
                                    S. Kent Holt
                                    Executive Vice President and Director


Date: 08/14/01                   By: /s/ Rulon Cluff
     --------------                 -------------------------------------
                                    Rulon Cluff
                                    Secretary/Treasurer