Form 10QSB
period 2001-09-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2001-11-15
CIK 1093432

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
Commission File Number: 0-27177

GALTECH SEMICONDUCTOR MATERIALS CORPORATION
(Exact name of small business issuer as specified in its charter)

                            UTAH                                                                                  87-0427597
                          (State or other jurisdiction                                      ( IRS Employer Identification No.)
                         of incorporation or organization)

275 South Mountainland Drive, Orem, Utah 84057
(Address of principal executive offices)

923 West 500 North, Lindon, Utah 84042
(Former address, if changed since last report)

Registrant's telephone number, including Area Code: (801) 226-4490

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

YES X      NO

and (2) has been subject to such filing requirements for the past 90 days:

YES X NO
                                                                 14,849,015
(Number of shares of common stock
the registrant had outstanding as of September 30, 2001)

ITEM 1. - FINANCIAL STATEMENTS

GALTECH SEMICONDUCTOR MATERIALS CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

                                                                                     September 30,         December 31,
                                                                                           2001                        2000
                                                                                     (Unaudited)

CURRENT ASSETS
Cash                                                                                 $ 5,531                    $ 45,155
Accounts receivable                                                            6,000                                -
Inventory                                                                          177,503                     176,843

 Total Current Assets                                                        189,034                      221,998
EQUIPMENT, NET                                                            2,851                        22,560

TOTAL ASSETS                                                           $ 191,885                 $ 244,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                                           $ 40,612                      $ 46,074
Notes payable - related                                                       8,410                           8,289
Accrued expenses                                                              1,266                              839

Total Current Liabilities                                                     50,288                          55,202

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Common stock, $0.00025 par value, 200,000,000
shares authorized; 14,946,018 and 14,844,018 shares
issued and outstanding, respectively                                    3,739                            3,713
Additional paid-in capital                                              4,959,347                     4,934,673
Deficit accumulated during the development stage        (4,821,489)                 (4,749,030)

Total Stockholders' Equity                                              141,597                         189,356

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $ 191,885                     $ 244,558

GALTECH SEMICONDUCTOR MATERIALS CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                                                                   From
                                                                                                                                               Inception on
                                                                                                                                                   June 18,
                                              For the Three Months Ended        For the Nine Months Ended        1984 Through
                                                        September 30,                       September 30,                     September 30,
                                                                           2001          2000                 2001           2000                        2001

SALES                                            $ -             $ -                     $ -                $ -                         $ 599,609

COST OF PRODUCT SOLD                 -               -                        -                   -                            676,198

GROSS MARGIN                                -                -                       -                   -                           (76,589)

OPERATING EXPENSES
General and administrative                   3,265           -                    10,464          189,537                2,669,197
Legal and professional                         6,853         3,624                34,425            8,389                   873,136
Research and development                    -              5,538                  4,884          16,269                   548,140
Depreciation                                       4,442         9,059                 22,710          27,178                   423,318

Total Expenses                                 14,560       18,221                 72,483          241,373               4,513,791

Net Loss From Operations                (14,560)    (18,221)              (72,483)      (241,373)           (4,590,380

OTHER INCOME (EXPENSE)
Interest expense                                 (426)        (205)                   (733)              (634)               (86,462)

Interest income                                    -             716 757               1 ,763             94,085

Loss on disposal of assets                     -                -                          -                   -                     (241,238)
Miscellaneous                                        -               -                          -                    -                         2,506

Total Other Income (Expense)              (426)       511                        24                 1,129           (231,109)

NET LOSS                                    $ (14,986) $ (17,710)         $ (72,459)       $ (240,244)    $ (4,821,489)

BASIC LOSS PER SHARE                $ (0.00)  $ (0.00)     $ (0.01)     $ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  14,849,095     14,662,370    14,849,095     14,793,653

GALTECH SEMICONDUCTOR MATERIALS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

                                                                           Additional
                                             Common Stock       Paid-In      Accumulated    Treasury Stock   Subscription Total
                                            Shares   Amount        Capital         Deficit           Shares    Amount   Receivable Equity

Balance,
December 31, 1997              7,674,018    $ 1,921    $ 3,420,822       $ (3,129,704)              -         $ -               $ -          $ 293,039

Stock issued for services
valued at $0.12 per share     2,970,000      742      355,658                  -               -       -          -         356,400

Contribution of capital by
shareholder                                -             -           29,243          -                      -        -         -          29,243

Net loss for the year ended
December 31, 1998                       -           -            -            (464,211)       -      -               -         (464,211)

Balance,
December 31, 1998            10,644,018     2,663     3,805,723     (3,593,915)     -     -          -      214,471

Stock Issued for services
valued at $0.27 per share        1,000,000    250         269,750           -               -        -              -     270,000

Stock issued for services
to be rendered valued at
$0.27 per share                      2,000,000   500        539,500           -                    -           -    (180,000) 360,000

Stock issued for debt and
subscription valued at
$0.27 per share                    1,000,000    250      269,750        -            -              - (208,002) 61,998

Net loss for the year ended
December 31, 1999                      -                  -       -             (729,731)     -     -      -        (729,731)

Balance,
December 31, 1999        14,644,018      $ 3,663     $ 4,884,723     $ (4,323,646)      -    $ -    $ (388,002)  $176,738

GALTECH SEMICONDUCTOR MATERIALS

                                                                                                        Additional
                                                Common Stock    Paid-In Accumulated Treasury Stock Subscription Total
                                               Shares    Amount      Capital     Deficit      Shares    Amount     Receivable    Equity

December 31, 1999              14,644,018   $ 3,663     $ 4,884,723   $ (4,323,646)   -    $ -   $ (388,002)   $ 176,738

Stock issued for cash
valued at $0.25 per share        200,000       50          49,950           -      -       -                   -                       50,000

Receipt of stock
subscription                               -                 -            -               -            -                      25,000      25,000

Expense of stock
subscription                                 -                   -                 -           -           -     -       363,002       363,002

Net loss for the year ended
December 31, 2000                       -                            -                -               (425,384)     -     -     -      (425,384)

Balance,
December 31, 2000                    14,844,018        3,713         4,934,673    (4,749,030)    -     -        -       189,356

Common stock issued for
services at $0.17 per
share (unaudited)                            10,000          3                 1,697  -          -        -       -      1,700

Common stock issued for
cash at $0.25 per share
(unaudited)                                 92,000      23           22,977    -                  -      -     -     23,000

 Net loss for the nine
months ended September 30,
2001 (unaudited)                     -       -                 -                (72,459)        -       -      -         (72,459)

Balance, September 30, 2001
(unaudited)                           14,946,018    $ 3,739    $ 4,959,347   $ (4,821,489)    $  -    $     - $ -          $ 141,597

GALTECH SEMICONDUCTOR MATERIALS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                                                                     From
                                                                                                                                                               Inception on
                                                                                                                                                                  June 18,
                                                                                                   For the Nine Months Ended          1984 Through
                                                                                                         September 30,                             September 30,
                                                                                                      2001            2000                                     2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                        $ (72,459) $ (240,244)               $ (4,821,489)

Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation                                                                                       22,710      27,178            (423,318)

Common stock issued for services                                                 1,700                -             1,401,100
Loss on disposal of property                                                                -            205,000         241,238
Stock subscription expensed                                                                -                     -            388,002
Changes in operating assets and liabilities:
(Increase) in inventory                                                                      (660)                  -         (177,503)
(Increase) in accounts receivable                                                   (6,000)               -             (6,000)
Increase (decrease) in accounts payable                                      (5,462)          1,657                 48
Increase (decrease) in accrued liabilities                                            427             562          60,937

Net Cash (Used) by Operating Activities                                    (59,744)     5,847        (2,490,349)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets                                                                            (3,001)        -                         (3,001)
Capital expenditures                                                                            -                  -                     (718,191)
Purchase of treasury stock                                                                  -                  -                       (19,450)
Stock subscription                                                                           -                       -                       (732,300)
Net Cash (Used) from Investing Activities                                    (3,001)          -                    (1,472,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related                                                1,130           6,771                 548,794
Repayments of note payable - related                                             (1,010)            -                    (444,771)
Sale of treasury stock                                                                                -                  -                     1,911,183
Cancellation of stock subscription                                                          -                  -                       732,300
Common stock issued for cash                                                         23,000          50,000                 1,221,316
Net Cash (Used) Provided by Financing Activities                    $ 23,120       $ 56,771             $ 3,968,822

GALTECH SEMICONDUCTOR MATERIALS CORPORATION
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

                                                                                                                                                                                      From
                                                                                                                                                                                   Inception on
                                                                                                                                        June 18,
                                                                                   For the Nine Months Ended                 1984 Through
                                                                                          September 30,                         September 30,
                                                                                                                        2001          2000                                       2001

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                   $ (39,625)     $ 50,924         $ 5,531

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                                        45,156            -                   -

CASH AND CASH EQUIVALENTS
END OF PERIOD                                                                            $ 5,531                 $ 50,924              $ 5,531

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

Interest                                                                                            $ -                          $ -                 $ 85,687

Income taxes                                                                                   $ -                         $ -                   $ -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services                                                $ 1,700          $ 250,000     $ 1,399,400
Common stock issued for debt                                                       $ -                  $ -                $ 61,998

GALTECH SEMICONDUCTOR MATERIALS CORPORATION AND SUBSIDIARIES

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

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

Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -GOING CONCERN

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

NOTE 3 -MATERIAL EVENTS

On June 29, 2001, William F. Pratt resigned from his positions as Chief Executive Officer, President and Director, and David R. Porter resigned from his positions as Secretary/Treasurer. The resignations were due to lack of Company funding, inability to proceed with material operations, and the loss of facility space. These events were reported on June 29, 2001 in a Form 8-K filing.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS.
Plan of Operations.

Due to recent weak stock market and economic conditions, Verity Global Financial, L.L.C., is currently unable to proceed with the terms of its initial Securities Purchase Agreement with the Company. On July 14, 2001, the parties executed an Addendum to the Agreement. The Addendum provides for Verity to provide the Company with not less than $6,000 per month in exchange for registered shares of the Company's common stock, at a price of $0.25 per share. These payments are to be credited against the I nitial $450,000 funding amount under the original Agreement. Verity further agreed to subordinate its interest to any new financing that the Company may obtain. Management believes that the funding provided for under the Addendum will allow the Company to meet its administrative expenses over the next 12 months. However, unless the Company is able to obtain substantial additional funding from Verity or another source, it has insufficient funds to pursue meaningful development of its process for production of semiconductor materials. The Company will not have enough money to purchase cadmium telluride and other crystal growth supplies until it obtains this funding. The Company can provide no assurance that it will ever be able to obtain sufficient funding to continue with its research and development efforts. This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors" contained in our Registration Statement on Form SB-2, as amended, and which is incorporated herein by this reference

Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the three months ended September 30, 2001, and 2000. Operating expenses for those periods were $14,560 and $18,221, respectively, resulting in a net loss for those periods of ($14,986) and ($17,710). For the nine months September 30, 2001, and 2000, we did not receive any revenues and we had operating expenses for those periods of $72,483 and $241,373, resulting in a net loss for those periods of ($72,459) and ($240,244), respectively.

Liquidity and Capital Resources.

We had total current assets as of September 30, 2001, of $189,034, of which $177,503 was inventory, $6,000 was accounts receivable and $5,531 was cash. As of September 30, 2001, our total current liabilities were $50,288.

We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We can not assure you that we be able to receive any such funding.

PART II
OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

                     None

ITEM 2. - CHANGES IN SECURITIES.

On September 11, 2001, 10,000 shares were issued to Todd Charl Proffitt for services rendered and 92,000 shares were issued to Verily Global Financial, L.L.C. in exchange for $17,000 cash.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

ITEM 5. - OTHER INFORMATION.

On July 10, 2001, the sole director appointed Rulon Cluff Secretary/Treasurer of the Company. On July 23, 2001, the Company entered into a lease with Kevin Maag for approximately 2,250 square feet of work space at 275 South Mountainland Drive, Orem, Utah. The lease will expire on July 22, 2002. Rent for that period will be $1,000 per month. The Company has relocated its operations to this property.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 13, 2000, and amended September 25, 2000; January 10, 2001; February 1, 2001; and February 8, 2001.*

Addendum to Verity Global Financial L.L.C. Agreement with the Company*

(b) Reports on Form 8-K.

Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2001.*

* These documents, together with related exhibits, have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

GALTECH SEMICONDUCTOR MATERIALS
CORPORATION

DATED: November 14, 2001 By:      /s/ S. Kent Holt
                                               S. Kent Holt, President
                                               Executive Vice President and Director

DATED: November 14, 2001 By:       /s/ Rulon Cluff
                                                Rulon Cluff
                                                Secretary/Treasurer