Form 10KSB
period 2001-12-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2002-05-06
CIK 1093432

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______ to _______

                         Commission File Number 0-27177

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                   -------------------------------------------
                 (Name of small business issuer in its charter)

                  UTAH                                        87-0427597
         -------------------------------                 --------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

                                  P.O. Box 1953
                                Orem, Utah 84057
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (801) 226-4490

           Securities to be registered under Section 12(b) of the Act:

                                                Name of each exchange
                  Title of each Class           on which registered

                          None                        None

           Securities registered pursuant to Section 12(g) of the Act:

              15,090,081 Shares Common Stock Issued and Outstanding
                               $0.00025 Par Value
                                (Title of Class)

                                      None
          (Former Name or Former Address, if changed since last Report)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes [X] No [ ] (2) Yes [X] No [ ]

         Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $0.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         April 30, 2002 - - $1,147,424.10, calculated based on the closing price of $.10 per share as quoted at April 30, 2002 on the over-the-counter bulletin board market. There are approximately 11,474,241 shares of common voting stock of the Company held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 15,090,081.

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                INDEX-FORM 10-KSB

                                     PART I

                                                                                                                 Page
                                                                                                                 ----

Item 1.    Description of Business................................................................................4

Item 2.    Description of Property................................................................................10

Item 3.    Legal Proceedings..................................................................................... 10



                                     PART II

Item 5.    Market for the Common Equity and Related Stockholder Matters...........................................10

Item 6.    Management's Discussion and Analysis and Plan of Operations............................................13

Item 7.    Financial Statements...................................................................................17

Item 8.    Changes in and disagreements with Accountants on Accounting and Financial Disclosure...................40


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act.................................................................40

Item 10.   Executive Compensation.................................................................................43

Item 11.   Security Ownership of Certain Beneficial Owners and Management ........................................46

Item 12.   Certain Relationships and Related Transactions ........................................................48


                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K.......................................................................50

Signatures .......................................................................................................51


                                     PART I

ITEM 1.  Description of Business

Business Development.

         Galtech  Semiconductor   Materials  Corporation,   a  Utah  corporation
("Galtech") was organized on June 18, 1984, for the purpose of investing "in new products, properties and/or businesses which may have potential for profit."

         At inception, Galtech was authorized to issue 50,000,000 shares of common voting stock, par value $0.001 per share, with fully-paid stock not to be liable for further call or assessment.

Charter Amendments

         Since its inception, Galtech has amended its Articles of Incorporation as follows:

                  On January 29, 1986, the Company changed its name to "Galtech, Inc. and amended Article IV of the Articles of Incorporation to provide the authority to issue 200,000,000 shares of common stock, par value $0.00025 per share, with fully paid stock not to be liable for further call or assessment.

                  On September 9, 1986, the Company changed its name to "Galtech Semiconductor Materials Corporation.

                  On February 24, 1995, Galtech effected a 20-to-one reverse split of its outstanding shares, with fractional shares rounded to a whole share.

         Unless otherwise indicated, all computations in this report take into account these adjustments.

         Copies of all amendments to the Company's Articles of Incorporation were attached as exhibits to its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on August 30, 1999, which is incorporated herein by this reference. See Item 13 of this Report.

General History

         Galtech commenced operations in approximately January, 1986. We conducted research and development of a process for manufacturing cadmium telluride and the renovation of a manufacturing facility to produce our products. Cadmium telluride is a compound used in the production of semiconductors. A fire destroyed our facilities in 1990 and we have only recently recommenced our semiconductor development activities.

         On February 28, 1995, we acquired all of the issued and outstanding common stock of Commodity Recovery Corporation ("CRC"), a Utah corporation, in exchange for 500,000 "unregistered" and "restricted" shares of our common stock. CRC was organized on October 31, 1994, for the purpose of marketing products for destroying aflatoxin, a cancer-causing substance found in grain and other foodstuffs.

         Also on February 28, 1995, we issued 4,200,000 "unregistered" and "restricted" shares of common stock in exchange for all of the issued and outstanding common stock of Energy Recovery Corporation, an Arizona corporation. ERC was incorporated on February 7, 1994, for the purpose of developing and producing alternative energy sources.

         When we acquired CRC and ERC, neither company had any assets or operations. After its acquisition, CRC developed a treatment method using ammonia vapor to destroy aflatoxin. In 1997, management decided to narrow its focus to the development of its semiconductor materials and ceased further development of its aflatoxin technology. The State of Utah has administratively dissolved CRC for failure to file its annual report.

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

Principal Products and Services.

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

         Cadmium telluride can be used in high capacity solar cells. (Galloway, S.A, Characterization of Thin Film Cds/cdte Solar Cells Using Electron and Optical Beam Induced Current, Solar Energy Materials and Solar Cells, Vol. 57 pp. 61-74, 1999.) Cadmium telluride can also be used in high temperature infrared and near infrared sensors. (Mullins, J.T., Carles, J. and Brinkman, A.W., High temperature optical properties of cadmium telluride, Journal of Applied Physics, Vol. 81, No. 9, pp. 6374-6379, 1997.)

         Cadmium telluride, cadmium zinc telluride and cadmium mercury telluride are difficult to grow in high quality crystalline structures, but are popular in spite of these limitations because of their superior properties in infrared sensing applications. (Whitaker, T., Picture This, Compound Semiconductor, Vol. 4 Number 4, 17-20, May 1998), (Rogalski, A.

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

         Cadmium telluride has several advantages over cesium iodide. A flat panel receptor is possible with cadmium telluride detectors. These detectors produce a receptor with reduced size, thickness and weight. A true flat image receptor gives a more constant amount of illumination and is a much better detector for medical procedures. The potential market for devices using this type of receptor is about $750 million dollars per year, with the semiconductor material used in the receptor device being a large part of this value. (Private communication, Market Analysis report-Medical Imaging Market, Ross Riches, Consultant, Angola, IN, May 2000).

Distribution Methods of the Products or Services

         In the military and aerospace markets, companies such as Rockwell; Raytheon (Santa Barbara Research); Texas Instruments; Hewlett-Packard; ITT; McDonnell Douglas; General Electric and NASA have done work in cadmium telluride device development or production. Each of these companies would be a potential customer for Galtech. In the medical imaging area, companies such as GE Medical Systems; Philips Medical Systems; Siemens Medical Systems; Fischer Imaging; Fluoroscan Imaging Systems; Lunar Corp.; Ziehm International Medical Systems and Xiscan Medical are all potential customers and users of this semiconductor material. (Private communication, Market Analysis report-Medical Imaging Market, Ross Riches, Consultant, Angola, IN, May 2000).

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

Status of any Publicly Announced New Product or Service.

         None; not applicable.

Competitive Business Conditions.

         Crystal growth yields; wafer size and quality; and overhead costs are the three problems that beleaguer each of the companies providing semiconductor materials. As a result, prices range from $900 to $1200 per square inch for a 20 to 30 thousandths inch thick wafer. Due the lack of domestic suppliers capable of supplying consistent high quality material,most military and civilian contractors are forced to grow much of their own cadmium telluride material.
They have told us that they would welcome other suppliers of this material. (Private Communication with Sanghamitra Sen, Santa Barbara Research Center, Raytheon, Goleta CA, August, 1998).

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

         Overhead Costs. Using its production protocol, management believes that the manufacturing costs of Galtech's semiconductor compound materials will be approximately one-fourth of the overhead and capital equipment costs of its competitors' methods. We have calculated that we will be able to operate our facility in the near term with four to five people, which should significantly reduce our overhead.

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

Sources and Availability of Raw Materials.

         Our source of cadmium telluride is Alfa Aesar, a Johnston Matthey Company, located in Ward Hill, Massachusetts. Alfa Aesar provides cadmium telluride in a variety of forms, including powder and lumps of various sizes. The product is available in purities of 99.999% and 99.99999%. Alfa Aesar's most recent catalog lists a retail price of $1182 for 100 grams of cadmium telluride of 99.99999% purity, and $228 per 100 grams of 99.999% purity. We generally purchase in five kilogram quantities; an average production run uses approximately two kilograms. Cadmium telluride is reusable, with a loss of approximately five percent of the original material with each additional production run. Alfa Aesar is a well-established company and management believes that it will be able to provide as much raw material as Galtech requires.

Dependence on One or a Few Major Customers.

         There is a worldwide shortage of quality cadmium telluride wafers. We expect that there will be sufficient demand for our products for the foreseeable future.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Payments or Labor Contracts.

         In April, 1997, ERC was assigned a U.S. patent (Patent No. 5,625,241) on a carousel electric generator that was invented by Russell R. Chapman, David
R. Porter, and Harold E. Ewing. The Company has no trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Because semiconductor material crystal growth patents are difficult to protect, the production processes are closely guarded. The Company will allow only a select group of researchers access to its processes and each employee will be required to sign a nondisclosure agreement before receiving knowledge of the Company's processes.

Need for Government Approval of Principal Products or Services.

         Our management believes that our processes and products will not require governmental approval.

Effect of Existing or Probable Governmental Regulations on Business.

         As with other manufacturing companies, Galtech's operations will have to comply with state and federal workplace safety and environmental emissions regulations. We intend to take all steps necessary to ensure compliance with these laws and regulations.

         Cadmium telluride is a stable, odorless material when in a solid form. It has a melting point of 1905.8 degrees Fahrenheit. Heat, sparks and open flame can cause it to become unstable. Exposure to cadmium telluride can cause irritation to the eyes, skin and mucous membranes, as well as lung cancer and liver damage. Precautions for safe handling include the use of a respirator, chemical goggles and protective clothing. We will ensure that all employees that handle cadmium telluride comply with these workplace safety requirements. In addition, we have installed an air scrubber in our production furnace to remove cadmium telluride from the air Galtech intends to dispose of waste in accordance with federal, state and local regulations. Management believes that the costs of compliance with applicable regulations will be less than one percent of gross profits.

Research and Development

         During the calendar year ending December 31, 2001, we completed the setup and initial testing of the equipment needed to produce semiconductor materials at our new facility. Currently we are fine-tuning and addition additional production equipment. This equipment will enable us to proceed with production of semiconductor material for sale.

         During the calendar year ended December 31, 2000, we spent $7,157 on research and development activities. Finally, during the most recent calendar year ended December 31, 2001, we spent $91,795 on research and development.

         Galtech received $50,000 in the first calendar quarter of 2000 to continue research on crystal growth. We are receiving bridge financing which permits us to pursue meaningful development of the crystal growth process through December 2002. Our current resources will allow us to conduct no more than five crystal growth trials through that date. We have been working on the growth of single crystal cadmium telluride for approximately three years. During that time, we conducted four crystal growths. We only have one growth furnace, so any problem with the growth of a crystal will delay all progress until the problem is fixed. This lack of additional furnaces has greatly slowed the development of the process.

         If successful with our growth trials before June 2002, we plan to begin pilot production of material for the purpose of providing samples and, if possible, low volume sales to interested customers. We anticipate that these customers will take from three to nine months to evaluate our material and approve Galtech as a source of supply for cadmium telluride wafers.

          In 1999, the former president of Galtech and co-inventor of Galtech's motor technology purchased a used automobile, an electric conversion kit, and paid to convert the vehicle from gasoline to electric power. The vehicle was donated to Galtech for baseline testing, performance evaluation, and as a test bed for possible future development of the motor technology. Although we are not actively pursuing development of the technology, interested individuals are donating their time and effort to evaluate the current state of the art. In 2000, we spent a total of $1,545 to update the charging system. We do not plan to spend any other significant funds on this project in the near term.

Costs and Effects of Compliance with Environmental Laws.

         See  the  heading   "Effect  of   Existing  or  Probable   Governmental
         Regulations on Business."

Number of Employees.

         Galtech  has  five  unpaid   part-time   employees  and  one  full-time
employees. During the next 12 months, management expects that we will have approximately fifteeen full-time employees and no part-time employees.

Forward Looking Statements and Information May Prove Inaccurate

         When used in this Form 10-KSB and in other filings by the Company with the SEC, in the Company's press releases or in other public or stockholder communications or oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "believes," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and /or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         The Company does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission.

ITEM 2.  Description of Property.

         On July 23, 2001, the Company entered into a lease with Kevin Maag for approximately 2,250 square feet of work space located at 275 South Mountainland Drive, Orem, Utah. This lease will expire on July 22, 2002. Rent for that period will be $1,000 per month. Rent expense for the year ended December 31, 2001 was $5,000. The Company has relocated its operations to this property.

          We have completed the relocation of all equipment, materials, test equipment, administrative records and correspondence from our previous location to a new freestanding building of approximately 3,500 square feet. This new facility should accommodate our needs over the next few years. If the Company needs additional space for growth, sufficient additional compatible facilities are available in the immediate area.

ITEM 3.  Legal Proceedings.

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

         A judgment in the amount of $40,563 was entered against us in December, 1992. This amount has been included as an account payable for December 31, 2001, in the Company's consolidated financial statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Market Information

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

                                          STOCK QUOTATIONS*
                                            Closing Bid

Quarter ended:                       High               Low
-------------                        ----               ---
March 31, 2000                       4.3125             0.44
June 30, 2000                        2                  0.75
September 30, 2000                   1.3125             0.75
December 31, 2000                    0.875              0.375
March 31, 2001                       0.62               0.57
June 30, 2001                        0.375              0.3225
September 30, 2001                   0.26               0.2375
December 31, 2001                    0.205              0.1625

Stockholders.

         As of the date of this Report, we have about 1,800 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

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

Recent Sales of Unregistered Securities.


                                  COMMON STOCK

                                                  Date                    Number of                   Aggregate
                  Name                          Acquired                   Shares                   Consideration
                  ----                          --------                   ------                   -------------
David R. Porter (1)                              7/6/99                   1,000,000           Services valued at
                                                                                              $0.27 per share
William Tunnell (2)                              7/6/99                   2,000,000           Services valued at
                                                                                              $0.27 per share
Russell R. Chapman (2)                           7/6/99                   1,000,000           Debt and subscription
                                                                                              valued at $0.27
                                                                                              per share
Verity Global Financial, LLC (3)                3/24/00                     200,000           $50,000


                                                  Date                    Number of                   Aggregate
                  Name                          Acquired                   Shares                   Consideration
                  ----                          --------                   ------                   -------------
Todd Charl Proffitt                              9/11/01                   10,000             Services valued at
                                                                                              $0.17 per share
Verity Global Financial, L.L.C.                  9/17/02                   92,000             $23,000
Todd Charles Profitt                            12/17/01                   20,000             Services valued at
                                                                                              $0.13 per share
Philip Brown                                    12/17/01                   40,000             Services valued at
                                                                                              $0.13 per share
James Davis                                     12/17/01                   10,000             Services valued at
                                                                                              $0.13 per share
David Tracy                                     12/17/01                   74,000             Services valued at
                                                                                              $0.13 per share

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

(2) Management believes that these sales were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 3(b) thereof and Rule 504 of Regulation D of the Securities and Exchange Commission. At the time of this offering, Galtech did not have to meet the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and the aggregate offering price of all securities sold in this offering did not exceed $1,000,000. Management also believes that all offers and sales under this offering complied with Rules 501 and 502 of Regulation D, with the exception of Rule 502(c) and 502(d), which do not apply to offerings under Rule504.

(3) Under a Securities Purchase Agreement with Verity Global Financial, LLC, we had anticipated selling 800,000 "unregistered" and "restricted" shares of our common stock to Verity on May 10, 2001for $200,000.

         The Agreement was amended on July 19,2001, pursuant to which Verity provides bridge funding in a minimum of $6,000 per month.

         We did not use an underwriter in connection with any securities sales listed in the above table.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

         This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors' contained in our Registration Statement on Form SB-2, as amended, and which is incorporated herein by this reference.

         Due to recent weak stock market and economic conditions, Verity Global Financial, LLC, is unable to proceed with the terms of its initial Securities Purchase Agreement with the Company. On July 14, 2001, the parties executed an Addendum to the Agreement. Verity to provide the Company with not bridge funding of less than $6,000 per month in exchange for registered shares of the Company's common stock, at a price of $0.25 per share. These payments are to be credited against the initial $450,000 funding amount under the original Agreement. Verity further agreed to subordinate its interest to any new financing that the Company may obtain.

         Management believes that the bridge funding provided by Verity will allow the Company to meet its administrative expenses over the next 12 months. However, unless the Company is able to obtain substantial additional funding from Verity or another source, it has insufficient funds to pursue meaningful development of its process for production of semiconductor materials. The Company will not have enough money to purchase cadmium telluride and other crystal growth supplies until it obtains additional funding. We continue to seek the needed funding to continue the commercial development of Galtech. Our preference is to do this in a way that will minimize the number of additional shares required to obtain these needed funds. The Company can provide no assurance that it will ever be able to obtain sufficient funding to continue with its research and development efforts.

         Since our relocation to our new facilities we have completed the setup and initial testing of the equipment needed to produce semiconductor materials. We are currently fine-tuning and adding additional production equipment. This will enable us to proceed with production of semiconductor material for sale.

         With respect to the motor/generator technology that we own, we recognize the importance of moving this technology forward. As a result of our current other priorities, we have entered into an agreement with an investor group who has established MagPower, Inc., a company created specifically to commercialize this motor generator technology. MagPower has begun work and will be issuing periodic reports on its progress. With the increasing need for more efficient motor and generator technology we project a continued interest in this technology.

         Our goal is to produce high quality, round shaped, single crystal wafers with a high yield process. If Verity or another entity provides full funding, we will pursue four sub-projects in an effort to meet our goal:

         Finite Element Model Development -
         --------------------------------

         Cadmium  telluride  crystal  growth is a very slow process  measured in weeks. A system of testing ideas in computer simulation is much quicker and allows for a greater variety of designs. No one has adequately applied a computer simulation system to crystal growth. Our efforts in this area will build on experience that we have gained in the past two years in modeling, refining, and understanding the key parameters for our growth process. From this effort, we expect to verify the growth model by:

  o      correlating results to our model predictions;

  o making adjustments in the model to more accurately reflect actual performance;

  o investigating the effects of design changes in the configuration of the growth furnace and the process; and

  o      finding a better furnace and process design.

         Equipment Upgrade -
         -----------------

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

         Crystal Design of Experiments
         -----------------------------

         A design of experiments is the most efficient way to quickly determine the key variables that affect any physical process. It is especially useful in when a process only sporadically produces outstanding results. The purpose of a design of experiments is to identify those variables that have the greatest effect on the quality and reproducibility of the process. We have planned two experiments for this sub-project.

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

         Sixteen boules will be used in Design of Experiments 1. The goal of Design of Experiments 1 will be to:

               o  verify and adjust the parameters of the computer model;

               o  identify the main factors affecting the growth process; and

               o  test two competing design improvements for the process.

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

Results of Operations.

         We have not had any material operations since approximately 1990. We did not receive any revenues during the year ended December 31, 2001 and 2000. Operating expenses for those periods were $216,741 and $424,544, respectively, resulting in a net loss for those periods of $217,334 and $425,384. During the year ended December 31, 2001 and 2000, respectively, the main expenses were as follows: Legal and Professional, Research and Development and Depreciation Expense.

Liquidity and Capital Resources.

         We had total current assets as of December 31, 2001, of $86,066, of which $85,708 was inventory and $358 was cash. As of December 31, 2001, our total current liabilities were $59,344.

         We will not be able to conduct any material research and development activities until we receive substantial additional funding either from verity or from another source. We cannot assure you that we will be able to receive any such funding.

Selected Financial Data

          The following selected financial data of the Company as of December 31, 2001 and December 31, 2000 are derived from, and are qualified by reference to, the financial statements of the Company, included elsewhere in this Form 10-KSB. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB.

                                                   The Years Ended December 31,
                                                     2001              2000
                                                     ----              ----
Revenue                                           $       --       $       --

Net (Loss)                                        $   (217,334)    $   (425,384)

Basic (Loss) per share                            $      (0.01)    $      (0.03)

Weighted Average Shares Outstanding                 14,879,048       14,806,313

Cash Dividends Declared per Common Share                  --               --

Summary Consolidated Balance Sheet Data

Working Capital                                   $     26,722     $    166,796

Total Assets                                      $     86,066     $    244,558

Stockholder's Equity                              $     26,722     $    189,356

Accumulated (Deficit)                             $ (4,966,364)    $ (4,749,030)


MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

General

ITEM 7.  Financial Statements

         Consolidated Financial Statements for the years ended December 31, 2001 and 2000

         Independent Auditors' Report

         Consolidated Balance Sheet - December 31, 2001

         Consolidated Statements of Operations for the Years Ended December 31, 2001, and 2000, and from Inception on June 18, 1984, through December 31, 2001.

         Consolidated Statements of Stockholders' Equity from Inception on June 18, 1984, to December 31, 2001

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, and 2000 and from Inception on June 18, 1984, through December 31, 2001

         Notes to Consolidated Financial Statements

                         GALTECH SEMICONDUCTOR MATERIALS

                          CORPORATION AND SUBSIDIARIES

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S





Independent Auditors' Report .................................. 20

Consolidated Balance Sheet .................................... 21

Consolidated Statements of Operations ......................... 22

Consolidated Statements of Stockholders' Equity................ 23

Consolidated Statements of Cash Flows.........................  31

Notes to the Consolidated Financial Statements ...............  33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
Galtech Semiconductor Materials Corporation and Subsidiaries

(A Development Stage Company)
Orem, Utah

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Galtech
Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on June 18, 1984 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and from inception on June 18, 1984 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC
------------------------
    HJ & Associates, LLC
    Salt Lake City, Utah
    March 21, 2001


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES

                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                     December 31,
                                                                        2001
                                                                      -----------
CURRENT ASSETS

  Cash                                                                $       358
  Inventory                                                                85,708
                                                                      -----------

     Total Current Assets                                                  86,066
                                                                      -----------

EQUIPMENT, NET (Note 2)                                                      --
                                                                      -----------

     TOTAL ASSETS                                                     $    86,066
                                                                      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accounts payable (Note 5)                                           $    49,253
  Notes payable - related (Note 3)                                          8,411
  Accrued expenses                                                          1,680
                                                                      -----------

     Total Current Liabilities                                             59,344
                                                                      -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

   Common stock, $0.00025 par value, 200,000,000 shares authorized;
     15,090,018 shares issued and outstanding                               3,773
   Additional paid-in capital                                           4,995,313
   Stock subscription receivable                                           (6,000)
   Deficit accumulated during the development stage                    (4,966,364)
                                                                      -----------

      Total Stockholders' Equity                                           26,722
                                                                      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    86,066
                                                                      ===========

                The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                       From
                                                                    Inception on
                                                                   June 18, 1984
                                         For the Years Ended           Through
                                            December 31,             December 31,
                                       2001             2000            2001
                                    ------------    ------------    ------------
SALES                               $       --      $       --      $    599,609

COST OF PRODUCT SOLD                        --              --           676,198
                                    ------------    ------------    ------------

GROSS MARGIN                                --              --           (76,589)
                                    ------------    ------------    ------------

OPERATING EXPENSES

   General and administrative             56,193         373,267       2,714,923
   Legal and professional                 46,193           7,883         884,904
   Research and development               91,795           7,157         635,051
   Depreciation                           22,560          36,237         423,168
                                    ------------    ------------    ------------

     Total Expenses                     (216,741)        424,544       4,658,046
                                    ------------    ------------    ------------

Net Loss From Operations                (216,741)       (424,544)     (4,734,635)
                                    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest expense                       (1,148)           (840)        (86,979)
   Interest income                           555            --            93,982
   Loss on disposal of assets               --              --          (241,238)
   Miscellaneous                            --              --             2,506
                                    ------------    ------------    ------------

     Total Other Income (Expense)           (593)           (840)       (231,729)
                                    ------------    ------------    ------------

NET LOSS                            $   (217,334)   $   (425,384)   $ (4,966,364)
                                    ============    ============    ============

LOSS PER  SHARE                     $      (0.01)   $      (0.03)           --
                                    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   14,879,048      14,806,313            --
                                    ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                           Additional
                                       Common Stock         Paid-in   Accumulated        Treasury Stock    Subscription   Total
                                  Shares        Amount      Capital     Deficit        Shares      Amount   Receivable    Equity
                                 ----------  ----------  ----------    ----------   ----------    ----------  -----    ----------
Balance, June 18, 1984                 --     $    --     $    --      $    --           --      $    --      $--    $    --


Stock issued for cash at
 $0.0143 per share                  140,173          35       1,965         --           --           --       --        2,000
                                 ----------  ----------  ----------    ----------   ----------    ----------  -----    ----------
Balance, December 31, 1984          140,173          35       1,965         --           --           --       --        2,000


Stock issued for cash at
 $0.05 per share                    400,000         100      19,900         --           --           --       --       20,000

Stock issuance costs                   --          --        (4,450)        --           --           --       --       (4,450)

Purchase of treasury

 stock                                 --          --          --           --       (403,976)      (5,950)    --       (5,950)

Sale of treasury stock at
 $2.11 per share                       --          --       411,073         --        196,658        2,896     --      413,969

Stock issued to officers for
 services at $0.005
 per share                          438,600         110       2,083         --           --           --       --        2,193


Net loss  for the year ended
 December 31, 1985                     --          --          --       (146,384)        --           --       --     (146,384)
                                 ----------  ----------  ----------    ----------   ----------  ----------   -----    ----------
Balance, December 31, 1985          978,773   $     245   $ 430,571    $ (146,384)  (207,318)   $  (3,054)   $--     $ 281,378
                                 ----------  ----------  ----------    ----------   ----------  ----------   -----    ----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                      Additional
                                    Common Stock       Paid-in     Accumulated    Treasury Stock       Subscription       Total
                               Shares    Amount        Capital       Deficit    Shares        Amount     Receivable      Equity
                             ---------   --------   -----------   -----------  ---------     ---------    -----------  -----------

Balance forward                978,773   $    245   $   430,571   $  (146,384)  (207,318)   $  (3,054)   $      --    $   281,378


Purchase of treasury stock        --         --            --            --      (13,997)     (13,500)          --       (13,500)


Sale of treasury stock at
 $29.65 per share                 --         --       1,838,032          --       62,000          768       (732,300)   1,106,500

Net loss for the year ended
 December 31, 1986                --         --            --        (542,930)      --           --             --       (542,930)
                             ---------   --------   -----------   -----------  ---------     ---------    -----------  -----------
Balance, December 31, 1986     978,773        245     2,268,603      (689,314)  (159,315)     (15,786)      (732,300)     831,448

Net loss for the year ended
 December 31, 1987                --         --            --        (509,693)      --           --             --       (509,693)
                             ---------   --------   -----------   -----------  ---------     ---------    -----------  -----------
Balance, December 31, 1987     978,773        245     2,268,603    (1,199,007)  (159,315)     (15,786)      (732,300)     321,755


Stock issued for services
 at $0.60 per share             25,000          6        14,994          --         --           --             --         15,000


Net loss for the year ended
 December 31, 1988                --         --            --        (501,513)      --           --             --       (501,513)
                             ---------   --------   -----------   -----------  ---------     ---------    -----------  -----------
Balance, December 31, 1988   1,003,773   $    251   $ 2,283,597   $(1,700,520) $(159,315)    $ (15,786)   $  (732,300) $  (164,758)
                             ---------   --------   -----------   -----------  ---------     ---------    -----------  -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                       Additional
                                    Common Stock         Paid-in     Accumulated       Treasury Stock          Subscription   Total
                                  Shares      Amount     Capital       Deficit      Shares        Amount      Receivable    Equity
                                 ---------   --------   -----------   -----------  ---------     ---------    ----------- ----------

Balance forward                 1,003,773   $   251   $ 2,283,597    $(1,700,520)  (159,315)      $(15,786)   $ (732,300) $(164,758)


Stock issued for cash at
   $2.00 per share                 10,000         3        19,997         --         --           --           --            20,000


Stock issued for cash at
 $0.575 per share                  20,000         5        11,495         --         --           --           --            11,500

Sale of treasury stock
  and subscription receivable        --        --         (34,786)        --       159,315       15,786         732,300     713,300


Net loss for the year ended
  December 31, 1989                  --        --            --         (306,612)      --           --           --        (306,612)
                                 ---------   --------   -----------   -----------  ---------     ---------  -----------  ----------

Balance, December 31, 1989      1,033,773       259     2,280,303     (2,007,132)      --           --           --         273,430


Cancellation of shares                 (5)     --            --           --           --           --           --             --

Stock issued for cash
  at $0.10 per share               25,000         6         2,494         --           --           --           --           2,500


Stock issued for cash at
 $0.005 per share                   3,150         1            15         --           --           --           --              16


Additional compensation
  for treasury stock                 --        --          34,701         --           --           --           --          34,701
                                 ---------   --------   -----------   -----------  ---------     ---------  -----------  ----------
Balance                         1,061,918   $   266    $2,317,513    $(2,007,132)      --         $ --        $  --       $ 310,647
                                 ---------   --------   -----------   -----------  ---------     ---------  -----------  ----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                           Additional
                                       Common Stock         Paid-in   Accumulated        Treasury Stock    Subscription  Total
                                  Shares        Amount      Capital     Deficit     Shares         Amount   Receivable   Equity
                                ----------  ----------   ----------    ---------- ----------    ----------  -----     ----------

Balance forward                  1,061,918   $    266   $ 2,317,513   $(2,007,132)   --       $    --     $   --     $   310,647


Net loss for the year ended
  December 31, 1990                   --         --            --        (123,676)   --            --         --        (123,676)
                                ----------  ----------   ----------    ---------- ----------    ----------  -----     ----------

Balance, December 31, 1990       1,061,918        266     2,317,513    (2,130,808)                 --         --         186,971

Stock issued for services at
  $0.12 per share                   20,400          5         2,395          --      --            --         --           2,400


Net loss for the year ended
  December 31, 1991                   --         --            --        (207,142)   --            --         --        (207,142)
                                ----------  ----------   ----------    ---------- ----------    ----------  -----     ----------

Balance, December 31, 1991       1,082,318        271     2,319,908    (2,337,950)   --            --         --         (17,771)


Net loss for the year ended
  December 31, 1992                   --         --            --            --      --            --         --            --
                                ----------  ----------   ----------    ---------- ----------    ----------  -----     ----------

Balance, December 31, 1992       1,082,318        271     2,319,908    (2,337,950)   --            --         --         (17,771)


Net loss for the year ended
    December 31, 1993                 --         --            --            --      --            --         --            --
                                ----------  ----------   ----------    ---------- ----------    ----------  -----     ----------
Balance, December 31, 1993       1,082,318   $    271   $ 2,319,908   $(2,337,950)   --        $   --     $   --     $   (17,771)
                                ----------  ----------   ----------    ---------- ----------    ----------  -----     ----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                           Additional
                                       Common Stock         Paid-in       Accumulated         Treasury Stock   Subscription Total
                                  Shares        Amount       Capital        Deficit        Shares       Amount   Receivable Equity
                                ----------    ----------    ----------      ----------     -----     -----       -----   ----------

Balance, December 31, 1993       1,082,318   $       271   $ 2,319,908    $(2,337,950)      --       $--          $--    $  (17,771)


Net loss for the year ended
  December 31, 1994                   --            --            --          (10,964)      --        --           --       (10,964)
                                ----------    ----------    ----------      ----------     -----     -----       -----   ----------

Balance, December 31, 1994       1,082,318           271     2,319,908     (2,348,914)      --        --           --       (28,735)


Stock issued for
  Commodity Recovery
  Corporation valued at
  predessor cost of $0.00          500,000           125          (125)          --         --        --           --          --


Stock issued for Energy
  Research Corporation
  Valued at predessor cost
  Of $0.00                       4,200,000         1,050        (1,050)          --         --        --           --          --


Conversion of debt to equity          --            --           3,500           --         --        --           --         3,500


Net loss for the year ended
  December 31, 1995                   --            --            --          (89,740)      --        --           --       (89,740)
                                ----------    ----------    ----------      ----------     -----     -----       -----   ----------
Balance, December 31, 1995       5,782,318   $     1,446   $ 2,322,233    $(2,438,654)      --       $--          $--    $ (114,975)
                                ----------    ----------    ----------      ----------     -----     -----       -----   ----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                       Additional
                                   Common Stock         Paid-in       Accumulated       Treasury Stock   Subscription  Total
                              Shares        Amount       Capital        Deficit        Shares   Amount    Receivable   Equity
                              --------    ----------    ----------      ----------     -----     -----       -----   ----------

Balance, December 31, 1995    5,782,318   $     1,446   $ 2,322,233   $(2,438,654)       --      $--      $   --      $  (114,975)


Stock issued for cash at
  at $0.60 per share            150,000            38        89,962          --          --      --           --           90,000


Stock issued for services
  valued at $1.00 per share     288,000            73       287,927          --          --       --           --          288,000


Stock subscription receivable
  at $0.50 per share             40,000            10        19,990          --          --       --        (20,000)         --

Net loss for the year ended
  December 31, 1996                --            --            --        (400,501)       --       --           --         (400,501)
                              --------    ----------    ----------      ----------     -----     -----       -----       ----------

Balance, December 31, 1996    6,260,318         1,567     2,720,112    (2,839,155)       --       --        (20,000)      (137,476)


Stock issued for cash at
  $0.50 per share             1,163,700           291       575,773          --          --      --           --           576,064


Stock issued for services at
  $0.50 per share               250,000            63       124,937          --          --       --           --          125,000


Receipt of stock subscription      --            --            --            --          --      --         20,000          20,000


Net loss for the year ended
  December 31, 1997                --            --            --        (290,549)       --       --           --         (290,549)
                              --------    ----------    ----------      ----------     -----     -----       -----       ----------
Balance, December 31, 1997    7,674,018   $     1,921   $ 3,420,822   $(3,129,704)       --      $--      $    --      $  (293,039)
                              --------    ----------    ----------      ----------     -----     -----       -----       ----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                       Additional
                                   Common Stock         Paid-in       Accumulated       Treasury Stock   Subscription  Total
                              Shares        Amount       Capital        Deficit        Shares   Amount    Receivable   Equity
                              --------    ----------    ----------  ----------      -----         -----       -----     ----------
Balance, December 31, 1997     7,674,018   $ 1,921   $ 3,420,822   $(3,129,704)       --         $ --   $      --     $   293,039


Stock issued for services
  valued at $0.12 per share    2,970,000       742       355,658          --          --           --          --         356,400


Contribution of capital by
  shareholder                       --        --          29,243          --          --           --          --          29,243


Net loss for the year ended
  December 31, 1998                 --        --            --        (464,211)       --           --          --        (464,211)
                              --------    ----------    ----------  ----------      -----         -----       -----     ----------

Balance, December 31, 1998    10,644,018     2,663     3,805,723    (3,593,915)       --           --          --         214,471


Stock issued for services
  valued at $0.27 per share    1,000,000       250       269,750          --          --           --          --         270,000


Stock issued for services to
   be rendered valued at
   $0.27 per share             2,000,000       500       539,500          --          --           --      (180,000)      360,000


Stock issued for debt and
  subscription valued at
  $0.27 per share              1,000,000       250       269,750          --          --           --      (208,002)       61,998


Net loss for the year ended
  December 31, 1999                 --        --            --        (729,731)       --           --          --        (729,731)
                              --------    ----------    ----------  ----------      -----         -----       -----     ----------
Balance, December 31, 1999    14,644,018   $ 3,663   $ 4,884,723   $(4,323,646)       --         $ --   $  (388,002)  $   176,738
                              --------    ----------    ----------  ----------      -----         -----       -----     ----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                        Additional
                                   Common Stock          Paid-in    Accumulated       Treasury Stock   Subscription      Total
                                Shares      Amount       Capital     Deficit        Shares   Amount     Receivable       Equity
                               --------    ----------  ----------     ----------     -----  -----      -----------     ----------
Balance, December 31, 1999     14,644,018   $  3,663   $ 4,884,723   $(4,323,646)      --  $  --      $  (388,002)   $   176,738


Stock issued for cash valued
  at $0.25 per share              200,000         50        49,950          --         --     --             --           50,000


Receipt of stock subscription        --         --            --            --         --     --           25,000         25,000


Expense of stock subscription        --         --            --            --         --     --          363,002        363,002


Net loss for the year ended
  December 31, 2000                  --         --            --        (425,384)      --     --             --         (425,384)
                               --------    ----------  ----------     ----------     -----  -----          -------     ----------

Balance, December 31, 2000     14,844,018      3,713     4,934,673    (4,749,030)      --     --             --          189,356


Common stock issued for
  services at $0.17 per share      10,000          2         1,698          --         --     --             --            1,700


Common stock issued for
  cash at $0.25 per share          92,000         23        22,977          --         --     --           (6,000)        23,000


Common stock issued for
  services at $0.13 per share      20,000          5         4,995          --         --     --             --            5,000


Common stock issued for
  services at $0.13 per share      40,000         10         9,990          --         --     --             --           10,000


Common stock issued for
  services at $0.13 per share      10,000          2         2,498          --         --     --             --            2,500


Common stock issued for
  services at $0.13 per share      74,000         18        18,482          --         --     --             --           18,500


Net loss for the year ended
  December 31, 2001                  --         --            --        (217,334)      --      --             --         (217,334)
                               --------    ----------  ----------     ----------     -----  -----          -------     ----------
Balance, December 31, 2001     15,090,018   $  3,773   $ 4,995,314   $(4,966,364)      --  $   --      $    (6,000)   $    32,722
                               --------    ----------  ----------     ----------     -----  -----          -------     ----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                     From
                                                                                  Inception on
                                                                                  June 18, 1984
                                                       For the Years Ended          Through
                                                           December 31,           December 31,
                                                      2001           2000            2001
                                                   -----------    -----------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                                        $  (217,334)      (425,384)   $(4,966,364)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                       22,560         36,237        423,168
     Common stock issued for services                   37,700           --        1,437,100
     Loss on disposal of property                         --             --          241,238
     Stock subscription expensed                          --          388,002        388,002
   Changes in operating assets and liabilities:

     (Increase) decrease in inventory                   91,135        (16,843)       (85,708)
     Increase (decrease) in accounts payable             3,179          5,510          8,689
     Increase (decrease) in accrued liabilities            841            768         61,351
                                                   -----------    -----------    -----------

       Net Cash (Used) by Operating Activities         (61,919)       (11,710)    (2,492,524)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES

   Capital expenditures                                   --             --         (718,191)
   Purchase of treasury stock                             --             --          (19,450)
   Stock subscription                                     --             --         (732,300)
                                                   -----------    -----------    -----------

       Net Cash (Used) from Investing Activities          --             --       (1,469,941)
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from note payable - related                    122          6,865        547,785
   Repayments of note payable - related                   --             --         (443,761)
   Sale of treasury stock                                 --             --        1,911,183
   Stock subscription                                     --             --          732,300
   Common stock issued for cash                         17,000         50,000      1,215,316
                                                   -----------    -----------    -----------
     Net Cash Provided by Financing Activities     $    17,122    $    56,865    $ 3,962,823
                                                   -----------    -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                From
                                                                                             Inception on
                                                                                             June 18, 1984
                                                                     For the Years Ended        Through
                                                                         December 31,         December 31,
                                                                      2001          2000        2001
                                                                  ==========    ==========   ==========

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                             $  (44,797)   $   45,155   $      358

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                               45,155          --           --
                                                                  ----------    ----------   ----------

CASH AND CASH EQUIVALENTS
 END OF PERIOD                                                    $      358    $   45,155   $      358
                                                                  ==========    ==========   ==========


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
                 ----------------------------------------------

CASH PAID DURING THE YEAR FOR

 Interest                                                         $     --      $     --     $   85,687
 Income taxes                                                     $     --      $     --     $     --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services                                 $   37,700    $     --     $1,437,100
 Common stock issued for debt                                     $     --      $     --     $   61,998
 Common stock issued for stock
   subscriptions receivable                                       $     --      $    6,000   $    6,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

              When assets are retired or otherwise disposed of, or become fully depreciated, the cost of the assets and the related accumulated depreciation are removed from the accounts with any gain or loss

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Income Taxes

              on disposition reflected in the statement of operations. At December 31, 2001, the Company had net operating loss carryforwards of approximately $2,857,418 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                                    2001                2000
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $           64,390  $          161,646
              Change in valuation allowance                                            (64,390)           (161,646)
                                                                            ------------------  ------------------
                                                                            $                -  $           -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                   For the Years Ended
                                                                                          December 31,
                                                                                   2001                 2000
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $        1,085,770  $        1,021,380
              Change in valuation allowance                                         (1,085,770)         (1,021,380)
                                                                            ------------------  ------------------
                                                                            $                -  $           -
                                                                            ==================  ==================

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

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Basic Loss Per Share

                         For the Year Ended

                                     December 31, 2001
                        Loss              Shares              Per Share
                      (Numerator)    (Denominator)              Amount
                 ==================  ==================  ==================
                 $     (217,334)         15,090,018  $            (0.01)
                 ==================  ==================  ==================


                                     For the Year Ended
                                       December 31, 2000
                        Loss               Shares             Per Share
                     (Numerator)        (Denominator)           Amount
                 ==================  ==================  ==================
                 $     (425,384)         14,806,313  $            (0.03)
                 ==================  ==================  ==================

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

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

              j. Newly Issued Accounting Pronouncements

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

              SFAS No.  141  provides  standards  for  accounting  for  business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No.
              142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j. Newly Issued Accounting Pronouncements (Continued)

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 2 -     EQUIPMENT
                                                           December 31,
                                                               2001
                                                         -----------------
             Equipment consists of the following:

             Research equipment                          $         181,187
             Less: accumulated depreciation                       (181,187)
                                                         -----------------

             Net Equipment                               $               -
                                                         =================

             Amounts charged to depreciation expense were $22,560 and $36,237 for the years ended December 31, 2001 and 2000, respectively.

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

             In 2000 and 2001, the current officers made advances to the Company of $8,289 and $122, respectively which bear interest at 10%, are unsecured and due on demand.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

             In 2001, the Company issued 10,000 shares of common stock for services valued at $0.17 per share.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          `A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 4 -     STOCK TRANSACTIONS (Continued)

             In 2001, the Company issued 92,000 shares of common stock for cash valued at $0.25 per share.

             In 2001, the Company issued 144,000 shares of common stock for services valued at $0.13 per share.

NOTE 5 -     COMMITMENTS AND CONTINGENCIES

             On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for December 31, 2001. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables which were written off has expired. The Company does not intend to pay the liabilities which were written off, however there is no assurance that the creditors will not make claims against the Company.

             In July 2001, the Company entered into a twelve-month lease for its office space. The Company pays $1,000 per month at the beginning of the month. Rent expense for the year ended December 31, 2001 was $5,000.

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

ITEM 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

         During our two most recent calendar years, and since then, our principal independent accountant has not resigned or declined to stand for re-election, and we have not dismissed our principal independent accountant during that period. The Company and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

                                    PART III

ITEM 9.  Management and Certain Security Holders

Identification of Directors and Executive Officers

         The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

                                                         Date of
                            Positions                  Election or
Name                        Held                       Designation
----                        ----                       -----------
S. Kent Holt                Executive VP,                 8/98
                            Director,                     8/98
                            Acting President             6/29/01
                            and
                            Chief Executive              6/29/01
                            Officer
Worth P. Allred             VP, Research
                            & Development                 9/91
                            Director                      9/91
Rulon Cluff                 Secretary/                   7/10/01
                            Treasurer                    7/10/01


         Effective June 29, 2001, William F. Pratt resigned as President, Chief Executive Officer and Director, and David R. Porter resigned as Secretary, Treasurer and Director of the Company.

Business Experience.


         S. Kent Holt, Acting President, Chief Executive Officer and Director. Mr. Holt, age 47, holds an executive MBA degree from Washington University in St. Louis and Bachelor of Science degrees in Nutrition and Food Science and Business Administration from Utah State University. From 1995 to the present, Mr. Holt was Director, New Products with the Corn Products Division of CPC International, where he directed the New Product Marketing, Product Development and Applications Research groups and directed cross-functional product development teams vital to creating new business for the company. From June, 1998 to the present, Mr. Holt has served as a Vice President and Director .

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

         Rulon Cluff, Secretary/ Treasurer and Director. Mr. Cluff is 72 years of age. Mr. Cluff has over 20 years experience in the semiconductor compound materials field in management positions as president and director and in marketing capacities. For the past eight months, Mr. Cluff has served as a member of the transition team for the Company. During the past five years, Mr. Cluff has been active in civil aviation education and training and has also served as an advisor to the company and more recently, as Secretary/Treasurer.

Time Commitments by Management.

         Kent Holt is currently managing our marketing efforts on a part-time basis and will devote ten or more hours per week as necessary. Worth Allred serves as a senior scientist for crystal growth technology and has committed to spend thirty-five to forty hours per week on our business, as necessary.

Significant Employees.

         We do not currently have any employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships.

         Mr. Allred and Mr. Cluff are brothers-in-law. There are no other family relationships between any director or executive officer.

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

Board Meetings and Committees

         The Board of Directors held a total of four meetings during the fiscal year ended March 31, 2001. The Compensation Committee, consisting of the Board of Directors, is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. Rulon Cluff served as Chairman of the Audit Committee and convened four meetings with the accountants during the preceding fiscal year. No director attended fewer than 75% of all meetings of the Board of Directors during the 2001 fiscal year.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

         Effective May 1, 1991, the Securities and Exchange Commission adopted revised rules regarding reporting of beneficial ownership of securities by officers, directors and owners of more than 10% of any class of a company's equity securities. During fiscal 1998, the affected persons were in compliance.

         The directors are elected for one-year terms, which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

ITEM 10.  Executive Compensation

          There were no officers or directors of the Company ("Named Executive Officers") at December 31, 2001, whose salary and bonus for all services in all capacities exceed $100,000 for the calendar year then ended.

Cash Compensation

         The following table sets forth the aggregate compensation that Galtech has paid for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                                Long Term Compensation
                                                                                                  Awards          Payouts
                                                                       Other                    Securities                  All
                              Year or                                  Annual       Re-           Under-        LTIP       Other
Name and                      Period         Salary        Bonus       Compen-    stricted        lying         Pay-      Compen-
Principal Position            Ended             ($)         ($)        sation      Stock         Options        outs       sation
------------------            -----          ---------     -----      --------     -----         -------        ----      --------
          (a)                     (b)           (c)         (d)         (e)         (f)            (g)           (h)
S. Kent Holt                  12/31/98          -0-         -0-          -0-       500,00        500,000 (1)     -0-         -0-
Acting President,             12/31/99          -0-         -0-          -0-        -0-            -0-           -0-         -0-
Chief Executive               12/31/00          -0-         -0-          -0-        -0-            -0-           -0-         -0-
Officer                       12/31/01          -0-         -0-          -0-        -0-            -0-           -0-         -0-
and Director

Worth P. Allred               12/31/98          -0-         -0-          -0-       800,00          -0-          -0-         -0-
Vice President R & D,         12/31/99          -0-         -0-          -0-         0             -0-          -0-         -0-
and Director                  12/31/00          -0-         -0-          -0-        -0-            -0-          -0-         -0-
                              12/31/01          -0-         -0-          -0-        -0-            -0-          -0-         -0-





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

         We did not grant any cash compensation, deferred compensation or long-term incentive plan awards to our management during the years ended December 31, 2001, or 2000. Other than Mr. Holt's options, we have not granted any member of management any option or stock appreciation rights.


         The following table shows the number and value of our outstanding options on December 31, 2001.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

 (a)                      (b)               (c)                   (d)                     (e)
                                                              Number of
                                                              Securities                Value of
                                                              Underlying                Unexercised In-
                                                              Unexercised               the-Money
                      Shares Acquired        Value            Options/SAR's             Options/SARs
Name (1)              on Exercise (#)     Realized ($)        at FY End (#)             at FY End ($)
--------              ---------------     ------------       -------------             -------------
S. Kent Holt                -0-               -0-             250,000                   $_______ (2)
                                                              exercisable

                                                                      250,000           $_______ (2)
                                                                      unexercisable

(1) S. Kent Holt is the only officer to whom we have granted options in the last three calendar years, or since then.

(2) Calculated based on the $0.1625 average closing bid price of Galtech common shares during the quarterly period ended December 31, 2001, less the exercise price of $0.27 per share.

Bonuses and Deferred Compensation

         None.

Compensation Pursuant to Plans

         None.

Pension Table

         None; not applicable.

Other Compensation

         None.

Compensation of Directors

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the shares of common stock beneficially owned as of March 31, 2002, by each person known by the company to be the beneficial owner of more the five percent (5%) of the common stock, by each director of the company, by the chief executive officer, and by all officers and directors of the company as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                                                 Percentage
                                       Number of Shares           of Class
Name and Address of Beneficial         eneficially Owned      Outstanding (1)
------------------------------         -----------------      ---------------
Owner
-----
William F. Pratt                            1000000               6.2%
1184 East 830 South
Pleasant Grove, Utah  84062

S. Kent Holt                                382,560 (2)           2.4%
18320 Lochner Road
Spencerville, Indiana  46788

Worth P. Allred                           1,000,000 (3)           6.2%
Post Office Box 120
Moroni, Utah  84646

David R. Porter                              987217               6.0%
286 W. Thorneberry Way
Pleasant Grove, Utah  84062

William Tunnell                             851,560 (4)           5.2%
20165 N. 67th Ave., #122A
Glendale, Arizona 85308

Russell R. Chapman                           500003               3.0%
1242 N. Palm Springs Dr.
Gilbert, Arizona  85234

W. D. Newman                                1000000               6.2%
3647 Sky Harbor Drive
Coeur d'Alene, Idaho  83814

Bruce Chapman (5)                           1286000               7.9%
4104 East Broadway
Suite 2020
Mesa, Arizona 85206

Verity Global Financial, LLC                292,000 (6)           1.7%
3621 Frankford Drive
Suite 328
Dallas, Texas 75287

(1) These figures take into account the potential issuance of 1,400,000 shares of our common stock that Verity is entitled to purchase at the rate of not less than $6,000 per month. See also footnote (6).

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

(6) This figure includes: (i) 200,000 shares that Verity currently acquired in March, 2000; and 92,000 shares it purchased during 2001. Verity also has the right to purchase up to an additional 1,308,000 shares pursuant to its bridge funding arrangement; however, Verity is only obligated to purchase a minimum of 24,000 shares per month . If it purchases all of these securities, Verity will beneficially own approximately 12% of our then-outstanding shares, assuming that we do not issue or cancel any shares in the meantime. Gary Quintana, who is the managing director and the sole member of Verity, may be considered the beneficial owner of these securities.

Security Ownership of Management.

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof. Information regarding the capacities in which each person serves for the Company is contained in Item 9.

                                                                     Percentage
Name and Address of Beneficial                 Number of Shares       of Class
Owner                                         Beneficially Owned    Outstanding
-----                                         ------------------    -----------

Worth P. Allred                                  1,000,000 (1)          6.8%
P.O. Box 120
Moroni, Utah 84646

S. Kent Holt                                       382,560 (2)          2.6%
18320 Lochner Road
Spencerville, Indiana 46788

All directors and executive officers as a         1,382,560             9.4%
group (2 persons)

         The percentages set forth above have been computed based on 15,090,018 shares, which is the number of shares of the common stock outstanding and exercisable options held by officers and directors outstanding as of March 31, 2002.

(1) A total of 800,000 of these shares are held in joint tenancy with Mr. Allred's wife.

(2) Does not include options to acquire an additional shares. See Item 10 of this Report.

Changes in Control.

         To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12.  Certain Relationships and Related Transactions.

Transactions with Management and Others.

         In 2000 and 2001, the current officers made advances to the Company of $7,865 and $122, respectively which bear interest at 10%, are unsecured and due on demand.

         During the past two years, the only transactions between members of management, nominees to become a director or executive officer, five percent stockholders, or promoters or persons who may be deemed to be parents of the Company are:

         On October 24, 2000, we entered into an Agreement for Financial Public Relations Services with William R. Tunnell. Under the Agreement, Mr. Tunnell is to provide various investor relations and fund raising services for us, in exchange for 2,000,000 "unregistered" and "restricted" shares of our common stock. These shares are for services valued at $540,000, or $0.27 per share. Since 1997, Mr. Tunnell has spent about 8,330 hours helping us with investor relations and investment banking matters, including placing us in contact with Verity for the purpose of prior business acquaintance with V. L. Farmer, Verity's principal. Mr. Tunnell's shares vest as follows:

o        500,000 shares on July 6, 1999;

o 500,000 shares upon signing of the Securities Purchase Agreement with Verity; and

o        1,000,000 shares upon receipt of $500,000 in funding from Verity.

         Mr. Tunnell has received his first 1,000,000 shares, and are holding the remaining shares until we receive the Verity funding. Mr. Tunnell helped us to locate Verity as a source of funding, but he has no other connection to Verity.

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

Parents of the Issuer.

          Galtech has no corporate parent.

                                     PART IV

EXHIBITS AND REPORTS

ITEM 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit No.          Description

                  Articles of Incorporation. *

                  Bylaws. *

                  Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on July 13, 2000, and amended September 25, 2000; January 10, 2001; February 1, 2001; and February 8, 2001.*

                  Addendum to Verity Global Financial, L.L.C. Agreement with the Company.*

                  Form 10-QSB quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 2001.

                  Form 10-QSB quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 2001.

                  Form 10-QSB quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 2001.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2001.*

      * These documents, together with related exhibits, have previously been filed with the Securities and Exchange Commission and are incorporated hereby by reference.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        REGISTRANT:

                        GALTECH SEMICONDUCTOR
                        MATERIALS CORPORATION

Date: 4-30-02           By:   /s/ S. Kent Holt
                              ---------------------------------------------
                                  S. Kent Holt
                                  Acting CEO, Acting President and Director

Date: 4-30-02           By:   /s/ Rulon Cluff
                              ---------------------------------------------
                                  Rulon Cluff
                                  Secretary/Treasurer