Form 10QSB
period 2002-03-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2002-05-15
CIK 1093432

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                                 March 31, 2002

                                   15,212,240
                                   ----------

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

               March 31, 2002 and December 31, 2001

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                  March 31,  December 31,
                                                    2002        2001
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                            $   75,704   $       358
  Inventory                                           85,708        85,708
  Prepaid expenses                                     1,000             -
                                                  ----------   -----------
     Total Current Assets                            162,412        86,066

EQUIPMENT, NET                                        10,593             -

CAPITALIZED LOAN COSTS, NET                           38,562             -
                                                  ----------   -----------
     TOTAL ASSETS                                 $  211,567   $    86,066

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $   56,172   $    49,253
  Stock subscription payable                          12,000             -
  Notes payable                                       80,438             -
  Notes payable - related                              7,811         8,411
  Accrued expenses                                     2,490         1,680
                                                  ----------   -----------
     Total Current Liabilities                       158,911        59,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000
   shares authorized; 15,212,240 and 15,090,018
   shares issued and outstanding, respectively         3,804         3,773
  Additional paid-in capital                       5,041,611     4,995,313
  Stock subscription receivable                            -        (6,000)
  Deficit accumulated during the development stage(4,992,759)   (4,966,364)
                                                  ----------    ----------
      Total Stockholders' Equity                      52,656        26,722
                                                  ----------    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  211,567    $   86,066
                                                  ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

            GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                                                June 18, 1984
                                     For the Three Months Ended    Through
                                               March 31,          March 31,
                                          2002         2001         2002
SALES                                     $       -  $       -  $     599,609

COST OF PRODUCT SOLD                              -          -        676,198
                                          ---------  ---------  -------------
GROSS MARGIN                                      -          -        (76,589)
                                          ---------  ---------  -------------
OPERATING EXPENSES

General and administrative                    9,191      5,134      2,724,114
Legal and professional                       14,187        572        899,091
Research and development                          -      3,461        635,051
Depreciation                                    599      9,059        423,767
                                          ---------  ---------  -------------
   Total Expenses                            23,977     18,226      4,682,023
                                          ---------  ---------  -------------
Net Loss From Operations                    (23,977)   (18,226)    (4,758,612)

OTHER INCOME (EXPENSE)

Interest expense                             (2,418)      (205)       (89,397)
Interest income                                   -        406         93,982
Loss on disposal of assets                        -          -       (241,238)
Miscellaneous                                     -          -          2,506
                                         ----------  ---------  -------------
   Total Other Income (Expense)              (2,418)       201       (234,147)
                                         ----------  ---------  -------------
NET LOSS                                 $  (26,395) $ (18,025) $  (4,992,759)
                                         ==========  =========  =============
BASIC AND FULLY DILUTED LOSS PER SHARE   $    (0.00) $   (0.00)
                                         ==========  =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              15,125,820  14,884,018
                                         ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity

                                                           Additional
                                    Common Stock            Paid-in
                                  Shares       Amount       Capital
Balance, December 31, 2000       14,844,018   $   3,713     $   4,934,673

Common stock issued for services
at $0.17  per share                  10,000           2             1,698

Common stock issued for cash at
$0.25 per share                      92,000          23            22,977

Common stock issued for services
at $0.13 per share                   20,000           5             4,995

Common stock issued for services
at $0.13 per share                   40,000          10             9,990

Common stock issued for services
at $0.13 per share                   10,000           2             2,498

Common stock issued for services
at $0.13 per share                   74,000          18            18,482

Net loss for the year ended
December 31, 2001                         -           -                 -
                                -----------  ----------     -------------
Balance, December 31, 2001       15,090,018  $    3,773     $   4,995,313
                                -----------  ----------     -------------

[CONTINUED]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
                                  Accumulated    Subscription      Total
                                    Deficit       Receivable       Equity
Balance, December 31, 2000      $(4,749,030)    $        -     $   189,356

Common stock issued for services
at $0.17  per share                       -              -           1,700

Common stock issued for cash at
$0.25 per share                           -         (6,000)         17,000

Common stock issued for services
at $0.13 per share                        -              -           5,000

Common stock issued for services
at $0.13 per share                        -              -          10,000

Common stock issued for services
at $0.13 per share                        -              -           2,500

Common stock issued for services
at $0.13 per share                        -              -          18,500

Net loss for the year ended
December 31, 2001                  (217,334)             -        (217,334)
                                -----------     ----------   -------------
Balance, December 31, 2001      $(4,966,364)    $   (6,000)  $      26,722
                                -----------     ----------   -------------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity

                                                           Additional
                                    Common Stock            Paid-in
                                  Shares       Amount       Capital
Balance, December 31, 2001       15,090,018   $   3,773     $   4,995,313

Received cash payment on
subscription receivable
(unaudited)                               -           -                 -

Employee options exercised at
$0.27 per share (unaudited)          22,222           6             5,994

Stock issued for loan costs at
$0.12 per share (unaudited)         100,000          25            11,975

Options issued below market
value (unaudited)                         -           -            28,329

Net loss for the three months
ended March 31, 2002 (unaudited)          -           -                 -
                                 ----------   ---------      ------------
Balance, March 31, 2002          15,212,240   $   3,804      $  5,041,611
                                 ==========   =========      ============

[CONTINUED]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
                                  Accumulated    Subscription      Total
                                    Deficit       Receivable       Equity
Balance, December 31, 2001      $(4,966,364)    $    (6,000)     $    26,722

Received cash payment on
subscription receivable
(unaudited)                               -           6,000            6,000

Employee options exercised at
$0.27 per share (unaudited)               -               -            6,000

Stock issued for loan costs at
$0.12 per share (unaudited)               -               -           12,000

Options issued below market
value (unaudited)                         -               -           28,329

Net loss for the three months
ended March 31, 2002 (unaudited)    (26,395)              -          (26,395)
                                 ----------       ---------     ------------
Balance, March 31, 2002         $(4,992,759)      $       -     $     52,656
                                 ==========       =========     ============

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                  From
                                                              Inception on
                                                              June 18, 1984
                                  For the Three Months Ended      Through
                                           March 31,             March 31,
                                       2002            2001        2002
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $  (26,395)  $   (18,025) $ (4,992,759)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                599         9,059       423,767
  Amortized loan costs                      1,769             -         1,769
  Common stock issued for services              -             -     1,437,100
  Loss on disposal of property                  -             -       241,238
  Stock subscription expensed                   -             -       388,002
 Changes in operating assets and liabilities:
  (Increase) in inventory                       -          (660)      (85,708)
  (Increase) in prepaid expenses           (1,000)            -        (1,000)
  Increase (decrease) in accounts payable   6,918          (831)       15,607
  Increase (decrease) in accrued
  liabilities                                 810          (205)       62,161
                                         --------      --------    ----------
   Net Cash (Used) by Operating
   Activities                             (17,299)      (10,662)   (2,509,823)
                                         --------      --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                     (11,194)            -      (729,385)
 Purchase of treasury stock                     -             -       (19,450)
 Stock subscription                             -             -      (732,300)
                                         --------      --------    ----------
   Net Cash (Used) from Investing
   Activities                             (11,194)            -    (1,481,135)
                                         --------      --------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable                80,438             -        80,438
 Proceeds from note payable - related           -           600       547,785
 Repayments of note payable - related        (599)            -      (444,360)
 Sale of treasury stock                         -             -     1,911,183
 Proceeds from stock subscription          18,000             -        18,000
 Cancellation of stock subscription             -             -       732,300
 Common stock issued for cash               6,000             -     1,221,316
                                         --------     ---------    ----------
  Net Cash (Used) Provided by Financing
   Activities                            $103,839     $     600    $4,066,662
                                         --------     ---------    ----------

The accompanying notes are an integral part of these consolidated financial statement.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                  From
                                                              Inception on
                                                              June 18, 1984
                                  For the Three Months Ended      Through
                                           March 31,              March 31,
                                       2002            2001        2002
INCREASE (DECREASE) IN CASH          $     75,346    $ (10,062)   $    75,704

CASH AT BEGINNING OF PERIOD                   358       45,157              -
                                     ------------    ---------    -----------
CASH AT END OF PERIOD                $     75,704    $  35,095    $    75,704
                                     ============    =========    ===========

          SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                            $          -    $       -    $   85,687
 Income taxes                        $          -    $       -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services    $          -    $       -    $1,437,100
 Common stock issued for debt        $          -    $       -    $   61,998
 Common stock issued for loan costs  $     12,000    $       -    $   12,000
 Common stock issued for loan costs  $     28,329    $       -    $   28,329

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3 - SIGNIFICANT EVENTS

      On March 15, 2002 , the Company entered into a debt agreement with Varity Global, Inc., whereby the Company would receive $80,000 in cash in exchange for a $90,000 Promissory Note payable on March 15, 2003. As further consideration for the financing, the Company also issued 100,000 shares of common stock valued at $12,000 and 400,000 options to purchase common shares at $0.15 per share. The options have a Black-Scholes value of $28,329.

     The difference between the cash received and the amount of the promissory note, of $10,000, has been treated as prepaid interest expense and is recorded as a contra liability offsetting the promissory note. The contra liability is being amortized over the life of the note, or one year. During the three months ended March 31, 2002, $438 has been recognized as interest expense related to the note.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001

NOTE 3 -              SIGNIFICANT EVENTS (Continued)

     The 100,000 shares of common stock and the 400,000 options have been treated as capitalized loan costs, which will be amortized over the life of the note, or one year. During the three months ended March 31, 2002, $1,769 has been recognized as amortization expense related to the loan costs.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          On March 15, 2002, Verity Global Financial, L.L.C., loaned the Company $80,000 in exchange for a $90,000 promissory note, payable on March 15, 2003. The Company also issued to Verity 100,000 "unregistered" and "restricted" shares of common stock valued at $12,000, and options to purchase up to 400,000 shares of the Company's common stock at a price of $0.15 per share.

          Management believes that Verity was an "accredited investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. We believe that these shares were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof and Rule 506 of Regulation D of the Securities and Exchange Commission. The offer and sale of these securities did not involve any general solicitation or general advertising and no underwriter was used.

          Management believes that this funding will allow the Company to meet its administrative expenses over the next 12 months. However, unless the Company is able to obtain substantial additional funding from Verity or another source, it has insufficient funds to pursue meaningful development of its process for production of semiconductor materials. The Company will not have enough money to purchase cadmium telluride and other crystal growth supplies until it obtains this funding. The Company can provide no assurance that it will ever be able to obtain sufficient funding to continue with its research and development efforts.

Results of Operations.
----------------------

          We have not had any material operations since approximately
1990. We did not receive any revenues during the three months ended March 31, 2002, and 2001. Operating expenses for those periods were $23,977 and $18,226, respectively, resulting in a net loss for those periods of ($26,395) and ($18,025).

Liquidity and Capital Resources.
--------------------------------

         We had total current assets as of March 31, 2002, of $164,412, of which $85,708 was inventory, $1,000 was prepaid expenses and $75,704 was cash from the Verity funding discussed above. As of March 31, 2002, our total current liabilities were $158,911.

          We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We can not assure you that we be able to receive any such funding.

Forward Looking Statement.
--------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the success of our research and development efforts; our ability to develop acceptable products; our ability to raise capital; and the growth in demand for new and advanced semiconductor materials; and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange
Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; the development of materials and/or products that may be superior to the materials and products developed by the Company; demand for the Company's materials and products; competition; changes in the quality or composition of the Company's materials and products; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, materials, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          See the heading "Plan of Operations" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report.

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

               None.

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

                                    GALTECH SEMICONDUCTOR MATERIALS
                                    CORPORATION


Date: 15 May 2002                By: /s/ William Tunnell
     --------------                 -------------------------------------
                                    William Tunnell
                                    Director


Date: 5/15/2002                  By: /s/ Rulon Cluff
     --------------                 -------------------------------------
                                    Rulon Cluff
                                    Secretary/Treasurer