Form 10QSB
period 2002-06-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2002-08-08
CIK 1093432

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________.


                           Commission File No. 0-27177

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                UTAH                                        87-0427597
   -------------------------------                 --------------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)


                                 P. O. Box 1953
                                Orem, Utah 84057
                     --------------------------------------
                    (Address of Principal Executive Offices)


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

                                 Not applicable.





                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: June 30, 2002 15,212,240








                         PART I - FINANCIAL INFORMATION


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

                       June 30, 2002 and December 31, 2001

                       GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                    AND SUBSIDIARIES
                              (A Development Stage Company)
                               Consolidated Balance Sheets


                                     ASSETS
                                                               June 30,            December 31,
                                                                 2002                  2001
                                                              (Unaudited)
                                                              -----------           -----------
CURRENT ASSETS

  Cash                                                        $    10,054           $       358
  Inventory                                                        91,958                85,708
  Prepaid expenses                                                  1,850                     -
                                                              -----------           -----------
     Total Current Assets                                         103,862                86,066

EQUIPMENT, NET                                                     21,594                     -

CAPITALIZED LOAN COSTS, NET                                        28,507                     -
                                                              -----------           -----------
     TOTAL ASSETS                                             $   153,963           $    86,066


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                            $    43,935           $    49,253
  Stock subscription payable                                       12,000                     -
  Notes payable                                                    82,932                     -
  Notes payable - related                                           7,811                 8,411
  Accrued expenses                                                  2,700                 1,680
                                                              -----------           -----------
     Total Current Liabilities                                    149,378                59,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $0.00025 par value, 200,000,000
   shares authorized; 15,212,240 and 15,090,018
   shares issued and outstanding, respectively                      3,804                 3,773
  Additional paid-in capital                                    5,041,611             4,995,313
  Stock subscription receivable                                         -                (6,000)
  Deficit accumulated during the development stage             (5,040,830)           (4,966,364)
                                                              -----------           -----------
      Total Stockholders' Equity                                    4,585                26,722
                                                              -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   153,963           $    86,066
                                                              ===========           ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                                                                                 From
                                                                                             Inception on
                                                                                            June 18, 1984
                              For the Three Months Ended       For the Six Months Ended         Through
                                       June 30,                        June 30,                 June 30,
                                    2002        2001              2002         2001               2002
                                ----------   ----------        ----------   ----------        -----------
SALES                           $        -   $        -        $        -   $        -        $   599,609
COST OF PRODUCT SOLD                     -            -                 -            -            676,198
                                ----------   ----------        ----------   ----------        -----------
GROSS MARGIN                             -            -                 -            -            (76,589)
                                ----------   ----------        ----------   ----------        -----------
OPERATING EXPENSES

General and administrative          18,868        2,065            28,059        7,199          2,742,982
Legal and professional              15,319       27,000            29,506       27,572            914,410
Research and development                 -        1,423                 -        4,883            635,051
Depreciation                         1,127        9,209             1,726       18,269            424,894
                                ----------   ----------        ----------   ----------        -----------
   Total Expenses                   35,314       39,697            59,291       57,923          4,717,337
                                ----------   ----------        ----------   ----------        -----------

Net Loss From Operations           (35,314)     (39,697)          (59,291)     (57,923)        (4,793,926)


OTHER INCOME (EXPENSE)

Interest expense                   (12,757)        (102)          (15,175)        (307)          (102,154)
Interest income                          -          351                 -          757             93,982
Loss on disposal of assets               -            -                 -            -           (241,238)
Miscellaneous                            -            -                 -            -              2,506
                                ----------   ----------        ----------   ----------        -----------
Total Other Income (Expense)       (12,757)         249           (15,175)         450           (246,904)
                                ----------   ----------        ----------   ----------        -----------
NET LOSS                        $  (48,071)  $  (39,448)       $  (74,466)  $  (57,473)       $(5,040,830)
                                ==========   ==========        ==========   ==========        ===========

BASIC AND FULLY DILUTED
  LOSS PER SHARE                $    (0.00)  $    (0.00)       $    (0.00)  $    (0.00)
                                ==========   ==========        ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         15,169,269   14,884,018        15,169,269   14,884,018
                                ==========   ==========        ==========   ==========


          The accompanying notes are an integral part of these consolidated financial statements.

                        GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                     AND SUBSIDIARIES
                               (A Development Stage Company)
                      Consolidated Statements of Stockholders' Equity


                                                                               Additional
                                                Common Stock                    Paid-in
                                           Shares           Amount              Capital
                                         ----------        ---------         -------------
Balance, December 31, 2000               14,844,018        $   3,713         $   4,934,673

Common stock issued for services
at $0.17  per share                          10,000                2                 1,698

Common stock issued for cash at
$0.25 per share                              92,000               23                22,977

Common stock issued for services
at $0.13 per share                           20,000                5                 4,995

Common stock issued for services
at $0.13 per share                           40,000               10                 9,990

Common stock issued for services
at $0.13 per share                           10,000                2                 2,498

Common stock issued for services
at $0.13 per share                           74,000               18                18,482

Net loss for the year ended
December 31, 2001                                 -                -                     -
                                         ----------        ---------         -------------
Balance, December 31, 2001               15,090,018        $   3,773         $   4,995,313
                                         ----------        ---------         -------------


  The accompanying notes are an integral part of these consolidated financial statements.

                        GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                     AND SUBSIDIARIES
                               (A Development Stage Company)
                      Consolidated Statements of Stockholders' Equity

                                         Accumulated        Subscription           Total
                                           Deficit           Receivable            Equity
                                         -----------         ----------          -----------
Balance, December 31, 2000               $(4,749,030)        $        -          $   189,356

Common stock issued for services
at $0.17  per share                                -                  -                1,700

Common stock issued for cash at
$0.25 per share                                    -             (6,000)              17,000

Common stock issued for services
at $0.13 per share                                 -                  -                5,000

Common stock issued for services
at $0.13 per share                                 -                  -               10,000

Common stock issued for services
at $0.13 per share                                 -                  -                2,500

Common stock issued for services
at $0.13 per share                                 -                  -               18,500

Net loss for the year ended
December 31, 2001                           (217,334)                 -             (217,334)
                                         -----------         ----------          -----------
Balance, December 31, 2001               $(4,966,364)        $   (6,000)         $    26,722
                                         -----------         ----------          -----------



   The accompanying notes are an integral part of these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                            Additional
                                             Common Stock                     Paid-in
                                       Shares              Amount             Capital
                                     ----------          ---------          ------------
Balance, December 31, 2001           15,090,018          $   3,773          $  4,995,313

Employee options exercised at
$0.27 per share (unaudited)              22,222                  6                 5,994

Stock issued for loan costs at
$0.12 per share (unaudited)             100,000                 25                11,975

Options issued below market
value (unaudited)                             -                  -                28,329
                                     ----------          ---------          ------------
Balance, March 31, 2002              15,212,240          $   3,804          $  5,041,611
                                     ==========          =========          ============

                                        Accumulated       Subscription           Total
                                         Deficit           Receivable            Equity
                                       -----------          --------          ------------
Balance, December 31, 2001             $(4,966,364)       $    (6,000)         $    26,722

Received cash payment on
subscription receivable
(unaudited)                                      -              6,000                6,000

Employee options exercised at
$0.27 per share (unaudited)                      -                  -                6,000

Stock issued for loan costs at
$0.12 per share (unaudited)                      -                  -               12,000

Options issued below market
value (unaudited)                                -                  -               28,329

Net loss for the six months
ended June 30,  2002 (unaudited)           (74,466)                 -              (74,466)
                                       -----------          --------          ------------
Balance, June 30, 2002                 $(5,040,830)         $       -         $      4,585
                                       ===========          ========          ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                     AND SUBSIDIARIES
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                                  From
                                                                              Inception on
                                                                             June 18, 1984
                                                 For the Six Months Ended       Through
                                                         June 30,               June 30,
                                                    2002          2001           2002
                                                -----------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $   (74,466)    $ (57,473)    $(5,040,830)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                        1,726        18,269         424,894
  Amortized loan costs                               11,822             -          11,822
  Common stock issued for services                        -             -       1,437,100
  Loss on disposal of property                            -             -         241,238
  Stock subscription expensed                             -             -         388,002
 Changes in operating assets and liabilities:
  (Increase) in inventory                            (6,250)         (661)        (91,958)
  (Increase) in prepaid expenses                     (1,850)            -          (1,850)
  Increase (decrease) in accounts payable            (5,319)       (2,201)          3,370
  Increase (decrease) in accrued liabilities            420          (205)         61,771
                                                -----------     ---------     -----------
   Net Cash (Used) by Operating Activities          (73,917)      (42,271)     (2,566,441)
                                                -----------     ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of assets                                       -        (3,001)              -
 Capital expenditures                               (23,318)            -        (741,509)
 Purchase of treasury stock                               -             -         (19,450)
 Stock subscription                                       -             -        (732,300)
                                                -----------     ---------     -----------
   Net Cash (Used) from Investing Activities        (23,318)       (3,001)     (1,493,259)
                                                -----------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable                          82,931         1,130          82,931
 Proceeds from note payable - related                     -        (1,008)        547,785
 Repayments of note payable - related                     -             -        (443,761)
 Sale of treasury stock                                   -             -       1,911,183
 Proceeds from stock subscription                    18,000             -          18,000
 Cancellation of stock subscription                       -             -         732,300
 Common stock issued for cash                         6,000             -       1,221,316
                                                -----------     ---------     -----------
  Net Cash (Used) Provided by Financing
  Activities                                    $   106,931     $     122     $ 4,069,754
                                                -----------     ---------     -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                     AND SUBSIDIARIES
                               (A Development Stage Company)
                     Consolidated Statements of Cash Flows (Continued)
                                        (Unaudited)

                                                                                  From
                                                                              Inception on
                                                                             June 18, 1984
                                                 For the Six Months Ended       Through
                                                         June 30,               June 30,
                                                    2002          2001           2002
                                                -----------     ---------     -----------
INCREASE (DECREASE) IN CASH                     $     9,696     $ (45,150)    $    10,054

CASH AT BEGINNING OF PERIOD                             358        45,156               -
                                                -----------     ---------     -----------
CASH AT END OF PERIOD                           $    10,054     $       6     $    10,054
                                                ===========     =========     ===========


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR
 Interest                                       $         -     $       -     $    85,687
 Income taxes                                   $         -     $       -     $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services               $         -     $       -     $ 1,437,100
 Common stock issued for debt                   $         -     $       -     $    61,998
 Common stock issued for loan costs             $    12,000     $       -     $    12,000
 Common stock issued for loan costs             $    28,329     $       -     $    28,329


 The accompanying notes are an integral part of these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

The difference between the cash received and the amount of the promissory note, of $10,000, has been treated as prepaid interest expense and is recorded as a contra liability offsetting the promissory note. The contra liability is being amortized over the life of the note, or one year. During the six months ended June 30, 2002, $2,932 has been recognized as interest expense related to the note.

The 100,000 shares of common stock and the 400,000 options have been treated as capitalized loan costs, which will be amortized over the life of the note, or one year. During the six months ended June 30, 2002, $11,822 has been recognized as amortization expense related to the loan costs.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

Management, through the Verity Global Financial, LLC loan, has made progress in the following areas:

         1. Transitioned into a new and larger facility which will accommodate the Company's growth over the next few years.

         2. Purchased additional equipment necessary for a complete manufacturing process of semiconductor materials. The equipment includes highly sophisticated slicing and dicing saws, various x-ray detection equipment for evaluation of the interior makeup of the material being produced, high grade polishing machinery, materials to manufacture additional growth furnaces and numerous auxiliary items.

Management believes that the accomplishments above will allow the Company to continue development toward a finished product and possible sales in the future. However, unless the Company is able to obtain substantial addition funding from Verity or another source, it has insufficient funds to pursue continued development of its process for production of semiconductor materials. The Company can provide no assurance that it will ever be able to obtain sufficient funding to continue with its development efforts. To address this concern the Company is actively pursuing additional funding under the purview of SB2 filled with the SEC.

Results of Operations.
---------------------

We have not had any material operations since approximately 1990. We did not receive any revenues during the six months ended June 30, 2002, and 2001. Operating expenses for those periods were $59,291 and $57,923, respectively, resulting in a net loss for those periods of ($74,466) and ($57,473).


Liquidity and Capital Resources.

We had total current assets as of June 30, 2002, of $103,862, of which $91,958 was inventory, $1,850 was prepaid expenses and $10,054 was cash from the Verity funding discussed above. As of June 30, 2002, our total current liabilities were $149,378.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
---------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          See the heading "Plan of Operations" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report.

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
---------------------------

          None; not applicable.


Item 6.   Exhibits and Reports on Form 8-K.
------------------------------------------

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


                                             GALTECH SEMICONDUCTOR MATERIALS
                                                       CORPORATION



Date: 7/31/2002                              By: /s/ William Tunnell
                                                 ----------------------
                                                 William Tunnell
                                                 Director



Date: 7/31/2002                              By: /s/ Rulon Cluff
                                                 ----------------------
                                                 Rulon Cluff
                                                 Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-Q (SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I William Tunnell, Director of the Company, and I Rulon Cluff, Secretary/Treasurer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: 7/31/2002                               By: /s/ William Tunnell
                                                 ----------------------
                                                 William Tunnell
                                                 Director



Date: 7/31/2002                               By: /s/ Rulon Cluff
                                                 ----------------------
                                                 Rulon Cluff
                                                 Secretary/Treasurer