Form 10QSB
period 2002-09-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2002-11-14
CIK 1093432

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002



         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to _______________.



                           Commission File No. 0-27177

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             UTAH                                        87-0427597
   -------------------------------                 -------------------------
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

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: September 30, 2002 15,900,424




                         PART I - FINANCIAL INFORMATION


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

                      September 30, 2002 December 31, 2001

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets


                                                        ASSETS

                                                                               September 30,       December 31,
                                                                                    2002              2001
                                                                                 (Unaudited)
                                                                            ------------------  ------------------
CURRENT ASSETS

  Cash                                                                      $           16,114  $              358
  Inventory                                                                             91,958              85,708
                                                                            ------------------  ------------------
     Total Current Assets                                                              108,072              86,066
                                                                            ------------------  ------------------

EQUIPMENT, NET                                                                          68,679                   -
                                                                            ------------------  ------------------

CAPITALIZED LOAN COSTS, NET                                                             18,452                   -
                                                                            ------------------  ------------------
     TOTAL ASSETS                                                           $          195,203  $           86,066
                                                                            ------------------  ------------------


                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts payable                                                           $           46,548  $           49,253
 Stock subscription payable                                                             12,000                   -
  Notes payable                                                                         85,890                   -
  Notes payable - related                                                                7,811               8,411
 Accrued expenses                                                                        2,911               1,680
                                                                            ------------------  ------------------
     Total Current Liabilities                                                         155,160              59,344
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock, $0.00025 par value, 200,000,000
  shares authorized; 15,900,424 and 15,090,018 shares
  issued and outstanding, respectively                                                   3,976               3,773
 Additional paid-in capital                                                          5,111,018           4,995,313
 Stock subscription receivable                                                               -              (6,000)
 Deficit accumulated during the development stage                                   (5,074,951)         (4,966,364)
                                                                            ------------------  ------------------
      Total Stockholders' Equity                                                        40,043              26,722
                                                                            ------------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          195,203  $           86,066
                                                                            ==================  ==================



               The accompanying notes are an integral part of these consolidated financial statements.

                                                       4

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                                          From
                                                                                                                       Inception on
                                                                                                                      September 18,
                                                                                                                          1984
                                                  For the Three Months Ended         For the Nine Months Ended           Through
                                                         September 30,                      September 30,             September 30,
                                                    2002              2001             2002              2001              2002
                                                -------------     ------------     -------------     -------------    -------------
SALES                                           $           -     $          -     $           -     $           -    $     599,609

COST OF PRODUCT SOLD                                        -                -                 -                 -          676,198
                                                -------------     ------------     -------------     -------------    -------------
GROSS MARGIN                                                -                -                 -                 -          (76,589)
                                                -------------     ------------     -------------     -------------    -------------
OPERATING EXPENSES

   General and administrative                           8,226            3,265            36,285            10,464        2,751,208
   Legal and professional                               3,599            6,853            33,105            34,425          918,009
   Research and development                                 -                -                 -             4,884          635,051
   Depreciation                                         1,126            4,442             2,852            22,710          426,020
                                                -------------     ------------     -------------     -------------    -------------
     Total Expenses                                    12,951           14,560            72,242            72,483        4,730,288
                                                -------------     ------------     -------------     -------------    -------------
Net Loss From Operations                              (12,951)         (14,560)          (72,242)          (72,483)      (4,806,877)
                                                -------------     ------------     -------------     -------------    -------------

OTHER INCOME (EXPENSE)

   Interest expense                                   (21,170)            (426)          (36,345)             (733)        (123,324)
   Interest income                                          -                -                 -               757           93,982
   Loss on disposal of assets                               -                -                 -                 -         (241,238)
   Miscellaneous                                            -                -                 -                 -            2,506
                                                -------------     ------------     -------------     -------------    -------------
     Total Other Income (Expense)                     (21,170)            (426)          (36,345)               24         (268,074)
                                                -------------     ------------     -------------     -------------    -------------
NET LOSS                                        $     (34,121)    $    (14,986)    $    (108,587)    $     (72,459)   $  (5,074,951)
                                                =============     ============     =============     =============    =============

BASIC LOSS PER SHARE                            $       (0.00)    $      (0.00)    $      (0.01)     $       (0.01)
                                                =============     ============     =============     =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                15,746,543       14,849,095        15,317,960        14,793,653




                  The accompanying notes are an integral part of these consolidated financial statements.

                                                            5

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                         Consolidated Statements of Stockholders' Equity



                                     Common Stock                Additional
                             ----------------------------        Paid-in         Accumulated       Subscription         Total
                                Shares           Amount           Capital          Deficit           Receivable         Equity
                                ------           ------           -------          -------           ----------         ------
Balance, Dec. 31, 2000        14,844,018      $   3,713       $  4,934,673       $ (4,749,030)      $        -        $  189,356

Sept. 11, 2001
common stock issued
for services at
$0.17 per share                   10,000              2              1,698                  -                -             1,700

Sept. 17, 2001
common stock issued
for cash at
$0.25 per share                   92,000             23             22,977                  -           (6,000)           17,000

Dec. 17, 2001
common stock issued
for services at
$0.13 per share                   20,000              5              4,995                  -                -             5,000

Dec. 17, 2001
common stock issued
for services at
$0.13 per share                   40,000             10              9,990                  -                -            10,000

Dec. 17, 2001
common stock issued
for services at
$0.13 per share                   10,000              2              2,498                  -                -             2,500

Dec. 17, 2001
common stock issued
for services at
$0.13 per share                   74,000             18             18,482                  -                -            18,500

Net loss for the
year ended
Dec. 31, 2001                          -              -                  -           (217,334)               -          (217,334)
                              ----------      ---------       ------------       ------------       ----------        ----------
Balance,
Dec. 31, 2001                 15,090,018      $   3,773       $  4,995,313       $ (4,966,364)      $   (6,000)       $   26,722
                              ----------      ---------       ------------       ------------       ----------        ----------

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

                                               GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                             AND SUBSIDIARIES
                                                       (A Development Stage Company)
                                        Consolidated Statements of Stockholders' Equity (Continued)



                                     Common Stock                Additional
                             ----------------------------        Paid-in         Accumulated       Subscription         Total
                                Shares           Amount           Capital          Deficit           Receivable         Equity
                                ------           ------           -------          -------           ----------         ------
Balance,
Dec. 31, 2001                 15,090,018      $   3,773       $  4,995,313       $ (4,966,364)      $   (6,000)       $   26,722

Jan. 12, 2002,
received cash payment
on subscription
receivable (unaudited)                 -              -                  -                  -            6,000             6,000

Jan. 17, 2002,
employee options
exercised at
$0.27 per share
 (unaudited)                      22,222              6              5,994                  -                -             6,000

Mar. 15, 2002,
stock issued for loan
costs at $0.12 per
share (unaudited)                100,000             25             11,975                  -                -            12,000

Mar. 15, 2002,
options issued at market
value (unaudited)                      -              -             28,329                  -                -            28,329

July 15, 2002,
common stock issued
for cash at $0.09 to
$0.12 per share
(unaudited)                      231,111             58             23,942                  -                -            24,000

July 15, 2002,
options issued at market
value (unaudited)                      -              -              4,880                  -                -             4,880

July 25, 2002,
common stock issued
for services at $0.14
per share (unaudited)             77,555             19             10,839                  -                -            10,858

August 19, 2002,
common stock issued
for equipment at $0.07
per share (unaudited)            215,800             54             15,052                  -                -            15,106

Sept. 2, 2002,
common stock issued
for services at $0.09
per share (unaudited)             63,718             16              5,719                  -                -             5,735



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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Continued)



                                     Common Stock                Additional
                             ----------------------------        Paid-in         Accumulated       Subscription         Total
                                Shares           Amount           Capital          Deficit           Receivable         Equity
                                ------           ------           -------          -------           ----------         ------
Sept. 2, 2002,
common stock issued
for equipment at $0.09
per share (unaudited)            100,000             25              8,975                  -                -             9,000

Net loss for the nine
months ended
Sept. 30, 2002
(unaudited)                            -              -                  -           (108,587)               -          (108,587)

Balance,
Sept. 30, 2002                15,900,424      $   3,976       $  5,111,018       $ (5,074,951)      $        -        $   40,043
                              ==========      =========       ============       ============       ==========        ==========



                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                  8

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                                     From
                                                                                                 Inception on
                                                                                                 June 18, 1984
                                                                  For the Nine Months Ended          Through
                                                               September 30,     September 30,    September 30,
                                                                    2002             2001             2002
                                                            --------------     --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $     (108,587)    $      (72,459)   $  (5,074,951)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                                       2,852             22,710          426,020
  Amortized loan costs                                              21,877                  -           21,877
  Common stock issued for services                                  21,472              1,700        1,458,572
  Loss on disposal of property                                           -                  -          241,238
  Stock subscription expensed                                            -                  -          388,002
 Changes in operating assets and liabilities:
  (Increase) in inventory                                           (6,250)              (660)         (91,958)
  (Increase) in prepaid expenses                                         -             (6,000)               -
  Increase (decrease) in accounts payable                           (2,706)            (5,462)           5,983
  Increase (decrease) in accrued liabilities                         1,232                427           62,583
                                                            --------------     --------------    -------------
  Net Cash (Used) by Operating Activities                          (70,110)           (59,744)      (2,562,634)
                                                            --------------     --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                                              (47,425)            (3,001)        (765,616)
 Purchase of treasury stock                                              -                  -          (19,450)
 Stock subscription                                                      -                  -         (732,300)
                                                            --------------     --------------    -------------
 Net Cash (Used) from Investing Activities                         (47,425)            (3,001)      (1,517,366)
                                                            --------------     --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable                                         85,890              1,130           85,890
 Proceeds from note payable - related                                    -                  -          547,785
 Repayments of note payable - related                                 (599)            (1,010)        (444,360)
 Sale of treasury stock                                                  -                  -        1,911,183
 Proceeds from stock subscription                                   18,000                  -          750,300
 Common stock issued for cash                                       30,000             23,000        1,245,316
                                                            --------------     --------------    -------------
 Net Cash (Used) Provided by Financing Activities           $      133,291     $       23,120    $   4,096,114
                                                            --------------     --------------    -------------


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

                                                                                                     From
                                                                                                 Inception on
                                                                                                 June 18, 1984
                                                                  For the Nine Months Ended          Through
                                                               September 30,     September 30,    September 30,
                                                                    2002             2001             2002
                                                            --------------     --------------    -------------
INCREASE (DECREASE) IN CASH                                 $       15,756     $      (39,625)   $      16,114

CASH AT BEGINNING OF PERIOD                                            358             45,156                -
                                                            --------------     --------------    -------------
CASH AT END OF PERIOD                                       $       16,114     $        5,531    $      16,114
                                                            ==============     ==============    =============



                                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                                                   $            -     $            -    $      85,687

 Income taxes                                               $            -     $            -    $           -

SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES

 Common stock issued for services                           $       21,472     $        1,700    $   1,458,572
 Common stock issued for debt                               $            -     $            -    $      61,998
 Common stock issued for loan costs                         $       12,000     $            -    $      12,000
 Common stock issued for loan costs                         $       28,329     $            -    $      28,329
 Common stock issued for equipment                          $       24,106     $            -    $      24,106



            The accompanying notes are an integral part of these consolidated financial statements.

                                                       10

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

The difference between the cash received and the amount of the promissory note, of $10,000, has been treated as prepaid interest expense and is recorded as a contra liability offsetting the promissory note. The contra liability is being amortized over the life of the note, or one year. During the six months ended September 30, 2002, $5,452 has been recognized as interest expense related to the note.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

The 100,000 shares of common stock and the 400,000 options have been treated as capitalized loan costs, which will be amortized over the life of the note, or one year. During the nine months ended September 30, 2002, $21,877 has been recognized as amortization expense related to the loan costs.

NOTE 4 - STOCK OPTIONS

During March 2002, the Company granted options to purchase 400,000 shares of common stock. The options have an exercise price of $0.15 per share, vested on April 1, 2002 and have a two year term.

During July 2002, the Company granted options to purchase 120,000 shares of common stock. The options have an exercise price of $0.25 per share, vest immediately and have a one-year term.

A summary of the status of the Company's outstanding stock options as of September 30, 2002 and 2001 and changes during the periods then ended is presented below:

                                                            2002                             2001
                                                 ----------------------------     ---------------------------
                                                                  Weighted                        Weighted
                                                                  Average                         Average
                                                                  Exercise                        Exercise
                                                   Shares           Price           Shares         Price
                                                 -----------    -------------     ----------    -------------
         Outstanding, beginning of year             500,000     $       0.27        500,000     $       0.27
         Granted                                    520,000             0.17              -                -
         Expired/Cancelled                         (227,778)            0.27              -                -
         Exercised                                  (22,222)            0.27              -                -
                                                 ----------     ------------      ---------     ------------
         Outstanding end of year                    770,000     $       0.20        500,000     $       0.27
                                                 ==========     ============      =========     ============
         Exercisable                                770,000     $       0.20        500,000     $       0.27
                                                 ==========     ============      =========     ============

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE 4 - STOCK OPTIONS (CONTINUED)

                                           Outstanding                           Exercisable
                          --------------------------------------------  -----------------------------
                                             Weighted
                              Number          Average       Weighted       Number          Weighted
                            Outstanding     Remaining        Average     Exercisable       Average
           Range of        at Sept. 30,    Contractual       Exercise    at Sept. 30,      Exercise
         xercise Prices        2002           Life           Price          2002            Price
         --------------        ----           ----           -----          ----            -----
         $  0.27              250,000          0.75         $  0.27        250,000        $    0.27
            0.25              120,000          0.79            0.25        120,000             0.25
            0.15              400,000          1.50            0.15        400,000             0.15

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                            For the Period
                                                                Ended
                                                          September 30, 2002
                                                          ------------------
         Risk free interest rate                            2.00% - 2.66%
         Expected life                                        1 - 2 years
         Expected volatility                                  117% - 125%
         Dividend yield                                             0.00%

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

Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the nine months ended September 30, 2002, and 2001. Operating expenses for those periods were $72,242 and $72,483, respectively, resulting in a net loss for those periods of ($108,587) and ($72,459).

Liquidity and Capital Resources.

We had total current assets as of September 30, 2002, of $108,072, of which $91,958 was inventory, and $16,114 was cash from the Verity funding discussed above. As of September 30, 2002, our total current liabilities were $155,160.

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

Item 3. Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None; not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         See the heading "Plan of Operations" of the caption "Management's Discussion and Analysis or Plan of Operation," Part I, Item 2 of this Report.

Item 3.  Defaults Upon Senior Securities.

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.  Other Information.

         None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

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


                                                 GALTECH SEMICONDUCTOR MATERIALS
                                                           CORPORATION



Date: Nov. 14, 2002                              By: /s/ William Tunnell
                                                    -------------------------
                                                     William Tunnell
                                                     Director



Date: Nov. 14, 2002                              By: /s/ Rulon Cluff
                                                    -------------------------
                                                     Rulon Cluff
                                                     Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-Q (SB) for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I William Tunnell, Director of the Company, and I Rulon Cluff, Secretary/Treasurer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: Nov. 14, 2002                              By: /s/ William Tunnell
                                                    -------------------------
                                                     William Tunnell
                                                     Director



Date: Nov. 14, 2002                              By: /s/ Rulon Cluff
                                                    -------------------------
                                                     Rulon Cluff
                                                     Secretary/Treasurer