Form 10KSB
period 2002-12-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2003-04-15
CIK 1093432

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 2002

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

Securities registered under Section 12(b) of the Act:

                              Name of each exchange
Title of each Class           on which registered

        None                        None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $0.00025 Par Value
                      --------------------------------
                             (Title of Class)

                                   N/A
                                   ---
        (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 8, 2003 - $4,802. There are approximately 19,207,969 shares of common voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.00025 per share.

                 (ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

                          April 2, 2003

                            20,542,089

               DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Item 13 of this report.

     Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                             PART I

     ITEM 1. Description of Business.
     --------------------------------

     Business Development.
     ---------------------

     For a discussion of the business development of Galtech Semiconductor Materials Corporation, a Utah corporation ("Galtech"), from inception through December 31, 2001, see our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, which was filed with the Securities and Exchange Commission on May 6, 2002, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

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

     Distribution Methods of the Products or Services.
     -------------------------------------------------

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

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Payments or Labor Contracts.
-------------------

     In April, 1997, our wholly-owned subsidiary, Energy Research Corporation, an Arizona corporation, was assigned a U.S. patent (Patent No. 5,625,241) on a carousel electric generator that was invented by Russell R. Chapman, David R. Porter, and Harold E. Ewing. Galtech has no trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Because semiconductor material crystal growth patents are difficult to protect, the production processes are closely guarded. Galtech will allow only a select group of researchers access to its processes and each employee will be required to sign a nondisclosure agreement before receiving knowledge of Galtech's processes.

     Need for Government Approval of Principal Products or Services.
     ---------------------------------------------------------------

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

     Research and Development.
     -------------------------

     During the calendar year ending December 31, 2001, we completed the setup and initial testing of the equipment needed to produce semiconductor materials at our new facility. Currently we are fine-tuning and addition additional production equipment. This equipment will enable us to proceed with production of semiconductor material for sale.

     During the calendar year ended December 31, 2002, we spent $2,757 on research and development activities, as compared to $91,795 in the calendar year ended December 31, 2001.






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







     Costs and Effects of Compliance with Environmental Laws.
     --------------------------------------------------------

     See the heading "Effect of Existing or Probable Governmental Regulations on Business."

     Number of Employees.
     --------------------

     Other than its executive officers, Galtech has no employees. During the next 12 months, management expects that we will hire a maximum of five additional employees.

     Forward Looking Statements.
     ---------------------------

     When used in this Form 10-KSB and in other filings by Galtech with the Securities and Exchange Commission, in Galtech's press releases or in other public or stockholder communications or oral statements made with the approval of an authorized executive officer of Galtech, the words or phrases "would be," "will allow," "intends to," "believes," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     Galtech cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and /or continue as anticipated due to delays or otherwise. As a result, Galtech's actual results for future periods could differ materially from those anticipated or projected.

     Galtech does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission.

     ITEM 2. Description of Property.
     --------------------------------

     In April 1, 2002, we entered into a 36-month lease for our office space. We pay $1,850 per month at the beginning of every month. This facility consists of 5,000 square feet of office space and production area, located at 450 South 1325 West, Orem, Utah.

     We have completed the relocation of all equipment, materials, test equipment, administrative records and correspondence from our previous location to our new facility. It should accommodate our needs over the next few years. If the we need additional space for growth, sufficient additional compatible facilities are available in the immediate area.

     Our equipment consists of a walk-in growth furnace area and computer equipment to monitor the crystal growth. It is located at our facility in Orem, Utah. It is currently in a prototype/research state. We are changing it constantly to incorporate new concepts and to make incremental improvements based on results to date. This will continue as the process is perfected.

     ITEM 3. Legal Proceedings.
     --------------------------

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

     A judgment in the amount of $40,563 was entered against us in December, 1992. This amount has been included as an account payable for December 31, 2002, in our consolidated financial statements.

     ITEM 4. Submission of Matters to a Vote of Security Holders.
     ------------------------------------------------------------

     None; not applicable.

                             PART II

     ITEM 5. Market for Common Equity and Related Stockholder Matters.
     -----------------------------------------------------------------

     Market Information.
     -------------------

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

                               STOCK QUOTATIONS*

                                            Closing Bid

Quarter ended:                       High               Low
-------------                        ----               ---
March 31, 2001                       0.62               0.57
June 30, 2001                        0.375              0.3225
September 30, 2001                   0.26               0.2375
December 31, 2001                    0.205              0.1625
March 31, 2002                       0.16               0.09
June 30, 2002                        0.20               0.08
September 30, 2002                   0.18               0.045
December 31, 2002                    0.055              0.02

     Stockholders.
     -------------

     As of the date of this Report, we have about 1,859 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

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

     Recent Sales of Unregistered Securities.
     ----------------------------------------

                                    Date      Number of         Aggregate
    Name(1)                       Acquired     Shares         Consideration
    ----                          --------     ------         -------------

Todd Charl Proffitt                9/11/01     10,000       Services valued at
                                                            $0.17 per share

Verity Global Financial, L.L.C.    9/17/01     92,000       $23,000

Todd Charles Profitt              12/17/01     20,000       Services valued at
                                                            $0.13 per share

Philip Brown                      12/17/01     40,000       Services valued at
                                                            $0.13 per share

James Davis                       12/17/01     10,000       Services valued at
                                                            $0.13 per share

David Tracy                       12/17/01     74,000       Services valued at
                                                            $0.13 per share

Employees                          1/17/02     22,222       Option exercise at
                                                            $0.27 per share

Verity Global Financial, L.L.C.    3/15/02    100,000           (2)

                                   7/15/02     50,000       Services valued at
                                                            $0.13 per share

Three investors                    7/15/02    231,111       $24,000

Three investors                    7/25/02     77,555       Services valued at
                                                            $0.14 per share

Sheldon Player and                 8/19/02    215,800       Equipment valued
Donna Malone, JT                                            at $15,106

Sheldon Player and                  9/2/02    100,000       Equipment valued
Donna Malone, JT                                            at $$9,000

Franz Staufer                       9/2/02     63,718       Services valued at
                                                            $5,735

     (1) Management believes each of these persons was an "accredited investor" as defined in Rule 501(a)(4) of Regulation D of the Securities and Exchange Commission, or was a sophisticated investor when these shares were issued. We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended, under the "safe harbor" provided by Rule 506 of Regulation D and Section 4(2) of the Securities and Exchange Commission, as the number of unaccredited purchasers did not exceed 35 and each purchaser had access to all material information about Galtech prior to the offer, sale or issuance of these "restricted securities." Nor did the offer or sale of these securities involve any general solicitation or general advertising.

     (2) On March 15, 2002, we entered into an agreement with Verity under which we would receive $80,000 in cash in exchange for a promissory note in the amount of $90,000, payable on March 15, 2003. These 100,000 shares, valued at $12,000, were issued as further consideration for this financing, along with options that we granted to Verity to purchase 400,000 shares of our common stock at $0.15 per share. The note is also collateralized by 900,000 shares of our common stock.

     We did not use an underwriter in connection with any securities sales listed in the above table.

     ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------

     Plan of Operation.
     ------------------

     This discussion contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors' contained in our Registration Statement on Form SB-2, as amended, which is incorporated herein by this reference.

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

     Finite Element Model Development -

     Cadmium telluride crystal growth is a very slow process measured in weeks. A system of testing ideas in computer simulation is much quicker and allows for a greater variety of designs. No one has adequately applied a computer simulation system to crystal growth. Our efforts in this area will build on experience that we have gained in the past two years in modeling, refining, and understanding the key parameters for our growth process. From this effort, we expect to verify the growth model by:

     * correlating results to our model predictions;

     * making adjustments in the model to more accurately reflect actual performance;

     * investigating the effects of design changes in the configuration of the growth furnace and the process; and

     * finding a better furnace and process design.

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

     Crystal Design of Experiments -

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

     Sixteen boules will be used in Design of Experiments 1. The goal of Design of Experiments 1 will be to:

     * verify and adjust the parameters of the computer model;

     * identify the main factors affecting the growth process; and

     * test two competing design improvements for the process.

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

     Results of Operations.
     ----------------------

     We have not had any material operations since approximately 1990. We did not receive any revenues during the years ended December 31, 2002 and 2001. Operating expenses for those periods were $230,141 and $216,741, respectively. We also had interest expense of $41,025 and $1,148 during those periods, resulting in net losses of $271,166 and $217,334.

     During the year ended December 31, 2002, our main expenses were as follows:

     *  General and administrative;

     *  Loss on impairment of inventory;

     *  Legal and professional;

     *  Depreciation; and

     *  Research and Development.
Expense.

     During the year ended December 31, 2001, our main expenses were:

     *  Research and development;

     *  General and administrative;

     *  Legal and professional; and

     *  Depreciation.

     Liquidity and Capital Resources.
     --------------------------------

     We had total current assets as of December 31, 2002, of $58,043, of which $3,635 was inventory and $338 was cash. As of December 31, 2002, our total current liabilities were $165,079.

     On March 15, 2002, we entered into an agreement with Verity under which we would receive $80,000 in cash in exchange for a promissory note in the amount of $90,000, payable on March 15, 2003. These 100,000 shares, valued at $12,000, were issued as further consideration for this financing, along with options that we granted to Verity to purchase 400,000 shares of our common stock at $0.15 per share. The note is also collateralized by 900,000 shares of our common stock. As of April 8, 2003, which is subsequent to the period covered by this Report, we had defaulted on the note, but had not yet issued the 900,000 collateral shares to Verity.

     We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We cannot assure you that we will be able to receive any such funding.

     Selected Financial Data.
     ------------------------

     The following selected financial data of Galtech as of December 31, 2002 and December 31, 2001, are derived from, and are qualified by reference to, the financial statements of Galtech, included elsewhere in this Form 10-KSB. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB.



                                                The Years Ended December 31,
                                                   2002            2001
                                                   ----            ----

Revenue                                         $      -        $       --

Net (Loss)                                      $   (271,166)   $   (217,334)


Basic (Loss) per share                          $      (0.02)   $      (0.01)


Weighted Average Shares Outstanding               15,488,472      14,879,048


Cash Dividends Declared per Common Share              --                --

Summary Consolidated Balance Sheet Data

Working Capital (Deficit)                       $   (159,256)   $     26,722

Total Assets                                    $     58,043    $     86,066

Stockholder's Equity (Deficit)                  $   (107,036)   $     26,722

Accumulated (Deficit)                           $ (5,237,530)   $ (4,966,364)

     ITEM 7. Financial Statements.
     -----------------------------

                 GALTECH SEMICONDUCTOR MATERIALS
                   CORPORATION AND SUBSIDIARIES

                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

                             CONTENTS

Independent Auditors' Report                                  3

Consolidated Balance Sheet                                    4

Consolidated Statements of Operations                         5

Consolidated Statements of Stockholders' Equity (Deficit)     6

Consolidated Statements of Cash Flows                        16

Notes to the Consolidated Financial Statements               18

                   INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Galtech Semiconductor Materials Corporation and Subsidiaries
(A Development Stage Company)
Orem, Utah

We have audited the accompanying consolidated balance sheet of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on June 18, 1984 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and from inception on June 18, 1984 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
April 7, 2003

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheet

                              ASSETS

                                                      December 31,
                                                         2002
CURRENT ASSETS

  Cash                                               $       338
  Deposits                                                 1,850
  Inventory                                                3,635
                                                      ----------
     Total Current Assets                                  5,823
                                                      ----------
EQUIPMENT, NET (Note 2)                                   44,043
                                                      ----------
CAPITALIZED LOAN COSTS, NET                                8,177
                                                      ----------
     TOTAL ASSETS                                     $   58,043
                                                      ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable (Note 7)                           $   47,116
  Stock subscription payable                              12,000
  Notes payable (Note 3)                                  87,973
  Notes payable - related (Note 4)                        15,410
  Accrued expenses                                         2,580
                                                      ----------
     Total Current Liabilities                           165,079
                                                      ----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000
   shares authorized; 15,950,424 shares issued
   and outstanding                                       3,988
  Additional paid-in capital                         5,126,506
  Deficit accumulated during the development stage  (5,237,530)
                                                    ----------
      Total Stockholders' Equity (Deficit)            (107,036)
                                                    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                     $   58,043
                                                    ==========

The accompanying notes are an integral part of these consolidated financial statements.

            GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                    From
                                                                 Inception on
                                                                June 18, 1984
                                          For the Years Ended     Through
                                             December 31,        December 31,
                                          2002         2001         2002
SALES                                     $       -  $       -  $     599,609

COST OF PRODUCT SOLD                              -          -        676,198
                                          ---------  ---------  -------------
GROSS MARGIN                                      -          -        (76,589)
                                          ---------  ---------  -------------
OPERATING EXPENSES

General and administrative                  123,501     56,193      2,838,424
Legal and professional                       13,772     46,193        898,676
Research and development                      2,757     91,795        637,808
Depreciation                                  4,403     22,560        427,571
Loss on impairment of inventory              85,708          -         85,708
                                          ---------  ---------  -------------
   Total Expenses                           230,141    216,741      4,888,187
                                          ---------  ---------  -------------
Net Loss From Operations                   (230,141)  (216,741)    (4,964,776)

OTHER INCOME (EXPENSE)

Interest expense                            (41,025)    (1,148)      (128,004)
Interest income                                   -        555         93,982
Loss on disposal of assets                        -          -       (241,238)
Miscellaneous                                     -          -          2,506
                                         ----------  ---------  -------------
   Total Other Income (Expense)             (41,025)      (593)      (272,754)
                                         ----------  ---------  -------------
NET LOSS                                 $ (271,166) $(217,334) $  (5,237,530)
                                         ==========  =========  =============
LOSS PER SHARE                           $    (0.02) $   (0.01)
                                         ==========  =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              15,488,472  14,879,048
                                         ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, June 18, 1984                    -  $       - $         - $        -

Stock issued for cash at $0.0143
per share                           140,173         35       1,965          -
                                -----------  ---------  ----------  ---------
Balance December 31, 1984           140,173         35       1,965          -

Stock issued for cash at $0.05
per share                           400,000        100      19,900          -

Stock issuance costs                      -          -      (4,450)         -

Purchase of treasury stock                -          -           -          -

Sale of treasury stock at $2.11
per share                                 -          -     411,073          -

Stock issued to officers for
services at $0.005 per share        438,600        110       2,083          -

Net loss for the year ended
December 31, 1985                         -          -           -   (146,384)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1985          978,773  $     245  $  430,571  $(146,384)
                                -----------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                Treasury Stock    Subscription      Total
                              Shares    Amount     Receivable       Equity
Balance, June 18, 1984                    -  $       - $         - $        -

Stock issued for cash at $0.0143
per share                                 -          -           -      2,000
                                -----------  ---------  ----------  ---------
Balance December 31, 1984                 -          -           -      2,000

Stock issued for cash at $0.05
per share                                 -          -           -     20,000

Stock issuance costs                      -          -           -     (4,450)

Purchase of treasury stock         (403,976)    (5,950)          -     (5,950)

Sale of treasury stock at $2.11
per share                           196,658      2,896           -    413,969

Stock issued to officers for
services at $0.005 per share              -          -           -      2,193

Net loss for the year ended
December 31, 1985                         -          -           -   (146,384)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1985         (207,318) $  (3,054) $        -  $ 218,378
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance forward                     978,773  $     245  $  430,571  $(146,384)

Purchase of treasury stock                -          -           -          -

Sale of treasury stock at $29.65
per share                                 -          -   1,838,032          -

Net loss for the year ended
December 31, 1986                         -          -           -   (542,930)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1986          978,773        245   2,268,603   (689,314)

Net loss for the year ended
December 31, 1987                         -          -           -   (509,693)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1987          978,773        245   2,268,603 (1,199,007)

Stock issued for services at
$.60 per share                       25,000          6      14,994          -

Net loss for the year ended
December 31, 1988                         -          -           -   (501,513)
                               ------------  ---------  ----------  ---------
Balance, December 31, 1988        1,003,773  $     251  $2,283,597$(1,700,520)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                Treasury Stock    Subscription      Total
                              Shares    Amount     Receivable       Equity
Balance forward                    (207,318) $  (3,054) $        -  $ 218,378

Purchase of treasury stock          (13,997)   (13,500)          -    (13,500)

Sale of treasury stock at $29.65
per share                            62,000        768    (732,300) 1,106,500

Net loss for the year ended
December 31, 1986                         -          -           -   (542,930)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1986         (159,315)   (15,786)   (732,300)   831,448

Net loss for the year ended
December 31, 1987                         -          -           -   (509,693)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1987         (159,315)   (15,786)   (732,300)   321,755

Stock issued for services at
$0.60 per share                           -          -           -     15,000

Net loss for the year ended
December 31, 1988                         -          -           -   (501,513)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1988         (159,315) $ (15,786) $ (732,300)$ (164,758)
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance forward                   1,003,773  $     251  $2,283,597$(1,700,520)

Stock issued for cash at $2.00
per share                            10,000          3      19,997          -

Stock issued for cash at $0.575
per share                            20,000          5      11,495          -

Sale of treasury stock and
subscription receivable                   -          -     (34,786)         -

Net loss for the year ended
December 31, 1989                         -          -           -   (306,612)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1989        1,033,773        259   2,280,303 (2,007,132)

Cancellation of shares                   (5)         -           -          -

Stock issued for cash at $0.10
per share                            25,000          6       2,494          -

Stock issued for cash at $0.005
per share                             3,150          1          15          -

Additional compensation for
treasury stock                            -          -      34,701          -
                                -----------  ---------  ----------  ---------
Balance                           1,061,918  $     266  $2,317,513$(2,007,132)

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                Treasury Stock    Subscription      Total
                              Shares    Amount     Receivable       Equity
Balance forward                    (159,315) $ (15,786) $ (732,300)$ (164,758)

Stock issued for cash at $2.00
per share                                 -          -           -     20,000

Stock issued for cash at $0.575
per share                                 -          -           -     11,500

Sale of treasury stock and
subscription receivable             159,315     15,786     732,300    713,300

Net loss for the year ended
December 31, 1989                         -          -           -   (306,612)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1989                -          -           -    273,430

Cancellation of shares                    -          -           -          -

Stock issued for cash at $0.10
per share                                 -          -           -      2,500

Stock issued for cash at $0.005
per share                                 -          -           -         16

Additional compensation for
treasury stock                            -          -           -     34,701
                                -----------  ---------  ----------  ---------
Balance                                   -  $       -  $        -  $ 310,647
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance                           1,061,918  $     266  $2,317,513$(2,007,132)

Net loss for the year ended
December 31, 1990                         -          -           -   (123,676)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1990        1,061,918        266   2,317,513 (2,130,808)

Stock issued for services at
$.12 per share                       20,400          5       2,395          -

Net loss for the year ended
December 31, 1991                         -          -           -   (207,142)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1991        1,082,318        271   2,319,908 (2,337,950)

Net loss for the year ended
December 31, 1992                         -          -           -          -
                               ------------  ---------  ----------  ---------
Balance, December 31, 1992        1,082,318        271  $2,319,908$(2,337,950)

Net loss for the year ended
December 31, 1993                         -          -           -          -
                               ------------  ---------  ----------  ---------
Balance, December 31, 1993        1,082,318        271  $2,319,908$(2,337,950)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                Treasury Stock    Subscription      Total
                              Shares    Amount     Receivable       Equity
Balance                                   -  $       -  $        -  $ 310,647

Net loss for the year ended
December 31, 1990                         -          -           -   (123,676)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1990                -          -           -    186,971

Stock issued for services at
$0.12 per share                           -          -           -      2,400

Net loss for the year ended
December 31, 1991                         -          -           -   (207,142)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1991                -          -           -    (17,771)

Net loss for the year ended
December 31, 1992                         -          -           -          -
                                -----------  ---------  ----------  ---------
Balance, December 31, 1992                -          -           -    (17,771)

Net loss for the year ended
December 31, 1993                         -          -           -          -
                                -----------  ---------  ----------  ---------
Balance, December 31, 1993                -          -           -    (17,771)
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, December 31, 1993        1,082,318        271  $2,319,908$(2,337,950)

Net loss for the year ended
December 31, 1994                         -          -           -    (10,964)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1990        1,082,318        271   2,319,908 (2,348,914)

Stock issued for Commodity
Recovery Corporation valued at
predessor cost or $0.00             500,000        125        (125)         -

Stock issued for Energy Research
Corporation valued at predessor
cost of $0.00                     4,200,000      1,050      (1,050)         -

Conversion of debt to equity              -          -       3,500          -

Net loss for the year ended
December 31, 1995                         -          -           -    (89,740)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1995        5,782,318  $   1,446  $2,322,233$(2,438,654)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                Treasury Stock    Subscription      Total
                              Shares    Amount     Receivable       Equity
Balance, December 31, 1993                -          -           -    (17,771)

Net loss for the year ended
December 31, 1994                         -          -           -    (10,964)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1994                -          -           -    (28,735)

Stock issued for Commodity
Recovery Corporation valued
at predessor cost of $0.00                -          -           -          -

Stock issued for Energy
Research Corporation valued at
predessor cost of $0.00                   -          -           -          -

Conversion of debt to equity              -          -           -      3,500

Net loss for the year ended
December 31, 1995                         -          -           -    (89,740)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1995                -  $       -  $        -  $(114,975)
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, December 31, 1995        5,782,318  $   1,446  $2,322,233$(2,438,654)

Stock issued for cash at $0.60
per share                           150,000         38      89,962          -

Stock issued for services valued
at $1.00 per share                  288,000         73     287,927          -

Stock subscription receivable at
$0.50 per share                      40,000         10      19,990          -


Net loss for the year ended
December 31, 1996                         -          -           -   (400,501)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1996        6,260,318      1,567   2,720,112 (2,839,155)

Stock issued for cash at
$0.50 per share                   1,163,700        291     575,773          -

Stock issued for services
valued at $0.50                     250,000         63     124,937          -

Receipt of stock subscription             -          -           -          -

Net loss for the year ended
December 31, 1997                         -          -           -   (290,549)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1997        7,674,018  $   1,921  $3,420,822$(3,129,704)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance, December 31, 1995                -  $       -  $        -  $(114,975)

Stock issued for cash at $0.60
per share                                 -          -           -     90,000

Stock issued for services valued
at $1.00 per share                        -          -           -    288,000

Stock subscription receivable at
$0.50 per share                           -          -     (20,000)         -

Net loss for the year ended
December 31, 1996                         -          -           -   (400,501)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1996                -          -     (20,000)  (137,476)

Stock issued for cash at
$0.50 per share                           -          -           -    576,064

Stock issued for services valued
at $0.50 per share                        -          -           -    125,000

Receipt of stock subscription             -          -      20,000     20,000

Net loss for the year ended
December 31, 1997                         -          -           -   (290,549)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1997                -  $       -  $        -  $(293,039)
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, December 31, 1997        7,674,018  $   1,921  $3,420,822$(3,129,704)

Stock issued for services valued
at $0.12 per share                2,970,000        742     355,658          -

Contribution of capital by
shareholder                               -          -      29,243          -

Net loss for the year ended
December 31, 1998                         -          -           -   (464,211)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1998       10,644,018      2,663   3,805,723 (3,593,915)

Stock issued for services
valued at $0.27 per share         1,000,000        250     269,750          -

Stock issued for services to
be rendered valued at $0.27
per share                         2,000,000        500     539,500          -

Stock issued for debt and
subscription valued at $0.27
per share                         1,000,000        250     269,750          -

Net loss for the year ended
December 31, 1999                         -          -           -   (729,731)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1999       14,644,018  $   3,663  $4,884,723$(4,323,646)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance, December 31, 1997                -  $       -  $        -  $ 293,039

Stock issued for services valued
at $0.12 per share                        -          -           -    356,400

Contribution of capital by
shareholder                               -          -           -     29,243

Net loss for the year ended
December 31, 1998                         -          -           -   (464,211)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1998                -          -           -   214,471

Stock issued for services valued
at $0.27 per share                        -          -           -    270,000

Stock issued for services to be
rendered valued at $0.27 per share        -          -    (180,000)   360,000

Stock issued for debt and
subscription valued at $0.27
per share                                 -          -    (208,002)    61,998

Net loss for the year ended
December 31, 1999                         -          -           -   (729,731)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1999                -  $       -  $ (388,002) $ 176,738
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, December 31, 1999       14,644,018  $   3,663  $4,884,723$(4,323,646)

Stock issued for cash valued
at $0.25 per share                  200,000         50      49,950          -

Receipt of stock subscription             -          -           -          -

Expense of stock subscription             -          -           -          -

Net loss for the year ended
December 31, 2000                         -          -           -   (425,384)
                                -----------  ---------  ----------  ---------
Balance, December 31, 1998       14,844,018      3,713   4,934,673 (4,749,030)

Common stock issued for services
valued at $0.17 per share            10,000          2       1,698          -

Common stock issued for cash
at $0.25 per share                   92,000         23      22,977          -

Common stock issued for services
valued at $0.13 per share            20,000          5       4,995          -


Common stock issued for services
valued at $0.13 per share            40,000         10       9,990          -

Common stock issued for services
valued at $0.13 per share            10,000          2       2,498          -

Common stock issued for services
valued at $0.13 per share            74,000         18      18,482          -

Net loss for the year ended
December 31, 2001                         -          -           -   (217,334)
                                -----------  ---------  ----------  ---------
Balance, December 31, 2001       15,090,018  $   3,773  $4,995,313$(4,966,364)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance, December 31, 1999                -  $       -  $ (388,002) $ 176,738

Stock issued for cash valued
at $0.25 per share                        -          -           -     50,000

Receipt of stock subscription             -          -      25,000     25,000

Expense of stock subscription             -          -     363,002    363,002

Net loss for the year ended
December 31, 2000                         -          -           -   (425,384)
                                -----------  ---------  ----------  ---------
Balance, December 31, 2000                -          -           -    189,356

Common stock issued for services
at $0.17 per share                        -          -           -      1,700

Common stock issued for cash
at $0.25 per share                        -          -      (6,000)    17,000

Common stock issued for services
at $0.13 per share                        -          -           -      5,000

Common stock issued for services
at $0.13 per share                        -          -           -     10,000

Common stock issued for services
at $0.13 per share                        -          -           -      2,500

Common stock issued for services
at $0.13 per share                        -          -           -     18,500

Net loss for the year ended
December 31, 2001                         -          -           -   (217,334)
                                -----------  ---------  ----------  ---------
Balance, December 31, 2001                -  $       -  $   (6,000) $  26,722
                                -----------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, December 31, 2001       15,090,018  $   3,773  $4,995,313$(4,966,364)

January 12, 2002, received
cash payment on subscription
receivable                                -          -           -          -

January 17, 2002, employee options
exercised at $0.27 per share         22,222          6       5,994          -

March 15, 2002, stock issued for
loan costs at $0.12 per share       100,000         25      11,975          -

March 15, 2002, options issued
at market value                           -          -      28,329          -

July 11, 2002, common stock issued
for services at $0.135 per share     50,000         12       6,738          -

July 15, 2002, common stock issued
for cash at $0.09 to $0.12 per
share                               231,111         58      23,942          -

July 15, 2002, options issued at
market value                              -          -       4,880          -

July 25, 2002, common stock issued
for services at $0.14 per share      77,555         19      10,839          -
                                -----------  ---------  ----------  ---------
Balance forward                  15,570,906  $   3,893  $5,088,010$(4,966,364)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance, December 31, 2001                -  $       -  $   (6,000) $  26,722

January 12, 2002, received
cash payment on subscription
receivable                                -          -       6,000      6,000

January 17, 2002, employee options
exercised at $0.27 per share              -          -           -      6,000

March 15, 2002, stock issued for
loan costs at $0.12 per share             -          -           -     12,000

March 15, 2002, options issued
at market value                           -          -           -     28,329

July 11, 2002, common stock issued
for services at $0.135 per share          -          -           -      6,750

July 15, 2002, common stock issued
for cash at $0.09 to $0.12 per
share                                     -          -           -     24,000

July 15, 2002, options issued at
market value                              -          -           -      4,880

July 25, 2002, common stock issued
for services at $0.14 per share           -          -           -     10,858
                                -----------  ---------  ----------  ---------
Balance forward                           -  $       -  $        -  $ 125,539
                               ------------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance forward                  15,570,906  $   3,893  $5,088,010$(4,966,364)

August 19, 2002, common stock
issued for equipment at $0.07
per share                           215,800         54      15,052          -

September 2, 2002, common stock
issued for services at $0.09 per
share                                63,718         16       5,719          -

September 2, 2002, common stock
issued for equipment at $0.09
per share                           100,000         25       8,975          -

Services contributed during
the year ended December 31,
2002                                      -          -       8,750          -

Net loss for the year ended
December 31, 2002                         -          -           -   (271,166)
                                -----------  ---------  ----------  ---------
Balance forward                  15,950,424  $   3,988  $5,126,506$(5,237,530)
                               ------------  ---------  ----------  ---------

[continued]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Deficit)
                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance forward                           -  $       -  $        -  $ 125,539

August 19, 2002, common stock
issued for equipment at $0.07
per share                                 -          -           -     15,106

September 2, 2002, common stock
issued for services at $0.09 per
share                                     -          -           -      5,735

September 2, 2002, common stock
issued for equipment at $0.09
per share                                 -          -           -      9,000

Services contributed during
the year ended December 31,
2002                                      -          -           -      8,750

Net loss for the year ended
December 31, 2002                         -          -           -   (271,166)
                                -----------  ---------  ----------  ---------
Balance forward                           -  $       -  $        -  $(107,036)
                               ------------  ---------  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                    From
                                                                 Inception on
                                                                June 18, 1984
                                          For the Years Ended     Through
                                             December 31,        December 31,
                                          2002         2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $ (271,166)  $  (217,334) $ (5,237,530)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Depreciation                              4,403        22,560       427,571
  Amortization of interest and debt issue
   costs                                   40,125             -        40,125
  Common stock issued for services         28,223        37,700     1,465,323
  Loss on disposal of property                  -             -       241,238
  Loss on impairment of inventory          85,708             -        85,708
  Contributed services                      8,750             -         8,750
  Stock subscription expensed                   -             -       388,002
 Changes in operating assets and liabilities:
  (Increase) decrease in inventory         (3,635)       91,135       (89,343)
  (Increase) decrease in deposits          (1,850)            -        (1,850)
  Increase (decrease) in accounts payable  (2,138)        3,179         6,551
  Increase (decrease) in accrued
  liabilities                                 900           841        62,251
                                         --------      --------    ----------
   Net Cash Used by Operating
   Activities                            (110,680)      (61,919)   (2,603,204)
                                         --------      --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                     (24,340)            -      (742,531)
 Purchase of treasury stock                     -             -       (19,450)
 Stock subscription                             -             -      (732,300)
                                         --------      --------    ----------
   Net Cash Used from Investing
   Activities                             (24,340)            -    (1,494,281)
                                         --------      --------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable                80,000             -        80,000
 Proceeds from note payable - related       7,000           122       554,785
 Repayments of note payable - related           -             -      (443,761)
 Sale of treasury stock                         -             -     1,911,183
 Stock subscription                        18,000             -       750,000
 Common stock issued for cash              30,000        17,000     1,245,316
                                         --------     ---------    ----------
  Net Cash Provided by Financing
   Activities                            $135,000     $  17,122    $4,097,823
                                         --------     ---------    ----------

The accompanying notes are an integral part of these consolidated financial statement.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                    From
                                                                 Inception on
                                                                June 18, 1984
                                          For the Years Ended     Through
                                             December 31,        December 31,
                                          2002         2001         2002
INCREASE (DECREASE) IN CASH          $        (20)   $ (44,797)   $       338

CASH AT BEGINNING OF PERIOD                   358       45,155              -
                                     ------------    ---------    -----------
CASH AT END OF PERIOD                $        338    $     358    $       338
                                     ============    =========    ===========

          SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                            $          -    $       -    $   85,687
 Income taxes                        $          -    $       -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

 Common stock issued for services    $     28,223    $  37,700    $1,465,323
 Common stock issued for debt        $          -    $       -    $   61,997
 Common stock issued for loan costs  $     12,000    $       -    $   12,000
 Common stock issued for loan costs  $     28,329    $       -    $   28,329
 Common stock issued for equipment   $     24,106    $       -    $   24,106
 Contributed services                $      8,750    $       -    $    8,750

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2002 and 2001


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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Income Taxes

       Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                                    2002           2001

       Deferred tax assets:
          NOL Carryover                        $ 1,484,165   $ 1,085,770
          Depreciation                               8,480             -

       Deferred tax liabilities:                         -             -

       Valuation allowance                      (1,492,645)   (1,085,770)
                                               -----------   -----------
       Net deferred tax asset                  $         -   $         -
                                               ===========   ===========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                    2002           2001

       Book loss                                $ (106,500)   $(84,760)
       Depreciation                                 (4,050)      3,970
       Stock for services/options expense            9,300      14,700
       Other                                             -       1,700
       Valuation allowance                         101,250      64,390
                                                ----------    --------
                                                $        -    $      -

       At December 31, 2002, the Company had net operating loss carryforwards of approximately $3,805,550 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Income Taxes (Continued)

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

       e.  Basic Loss Per Share

                                           For the Year Ended
                                            December 31, 2002
                                  Loss            Shares       Per Share
                               (Numerator)     (Denominator)     Amount
                               $(271,166)        15,488,472   $    (0.02)
                               =========         ==========   ==========

                                           For the Year Ended
                                            December 31, 2001
                                 Loss             Shares       Per Share
                              (Numerator)      (Denominator)     Amount
                               $(217,334)        15,090,018   $    (0.01)
                               =========         ==========   ==========

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       h.  Inventory

       The inventory of raw materials for crystal growing is stated at the lower of cost or market and is accounted for on a first-in-first-out basis. During the year ended December 31, 2002, the Company recorded an impairment loss of $85,708 relating to inventory which they no longer intend to use.

       i.  Stock Options

       As permitted by SFAS No. 123, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with APB 25, and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

       j.  Revenue Recognition

       The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

       k. Newly Issued Accounting Pronouncements

       The Company adopted the provisions of FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

       In December 2002, the FASB issued Statement No. 148, "Accounting for
       Stock-Based Compensation   Transition and Disclosure   an amendment
       of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 2 - EQUIPMENT

                                                     December 31,
                                                         2002

       Equipment consists of the following:

       Research equipment                           $   224,310
       Furniture                                          3,205
       Leasehold improvements                             2,118
       Less: accumulated depreciation                  (185,590)
                                                    -----------
       Net Equipment                                $    44,043
                                                    ===========

       Amounts charged to depreciation expense were $4,403 and $22,560 for the years ended December 31, 2002 and 2001, respectively.

NOTE 3 -  NOTES PAYABLE

   On March 15, 2002 , the Company entered into a debt agreement with Varity Global, Inc., whereby the Company would receive $80,000 in cash in exchange for a $90,000 Promissory Note payable on March 15, 2003. As further consideration for the financing, the Company also issued 100,000 shares of common stock valued at $12,000 and 400,000 options to purchase common shares at $0.15 per share. The options have a Black-Scholes value of $28,329. The Note is also collateralized by 900,000 shares of common stock which are to be issued upon default by the Company.

   The difference between the cash received and the amount of the promissory note, of $10,000, has been treated as prepaid interest expense and is recorded as a contra liability offsetting the promissory note. The contra liability is being amortized over the life of the note, or one year. During the year ended December 31, 2002, $7,973 has been recognized as interest expense related to the note.

   The 100,000 shares of common stock and the 400,000 options have been treated as capitalized loan costs, which will be amortized over the life of the note, or one year. During the year ended December 31, 2002, $32,153 has been recognized as amortization expense related to the loan costs.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

       In 1999, the former president paid expenses of $61,998 toward the stock subscription of $270,000. The subscription has been fully expensed as of December 31, 2000.

       In 2000 and 2001, the current officers made advances to the Company of $8,289 and $122, respectively which bear interest at 10%, are unsecured and due on demand.

       In 2002, a current officer made an advance to the Company if $7,000 which bears interest at 10%, is unsecured and due on demand. This officer also contributed services valued at $8,750 to the Company.

NOTE 5 - STOCK TRANSACTIONS

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 5 - STOCK TRANSACTIONS (Continued)

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

       In 2002, the Company issued 100,000 shares of common stock for loan costs valued at $0.22 per share.

       In 2002, the Company issued 22,222 shares of common stock for employee options exercised at $0.27 per share.

       In 2002, the Company issued 191,273 shares of common stock for services valued at $0.09 - $0.14 per share.

       In 2002, the Company issued 315,800 shares of common stock for equipment valued at $0.07 - $0.09 per share.

       In 2002, the Company issued 231,111 shares of common stock for cash valued at $0.09 - $0.12 per share.

NOTE 6 -  STOCK OPTIONS

       During March 2002, the Company granted options to purchase 400,000 shares of common stock. The options have an exercise price of $0.15 per share, vested on April 1, 2002 and have a two-year term.

       During July 2002, the Company granted options to purchase 120,000 shares of common stock. The options have an exercise price of $0.25 per share, vest immediately and have a one-year term.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 6 -  STOCK OPTIONS (Continued)

       A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001 and changes during the periods then ended is presented below:

                                         2002                  2001
                                             Weighted              Weighted
                                             Average               Average
                                             Exercise              Exercise
                                   Shares     Price      Shares     Price

       Outstanding, beginning of
        year                       500,000   $   0.27    500,000   $    0.27
       Granted                     520,000       0.17          -           -
       Expired/Cancelled          (227,778)      0.27          -           -
       Exercised                   (22,222)      0.27          -           -
                                  --------   --------    -------   ---------
       Outstanding end of year     770,000   $   0.20    500,000   $    0.27
                                  ========   ========    =======   =========
       Exercisable                 770,000   $   0.20    500,000   $    0.27
                                  ========   ========    =======   =========
                                  Outstanding              Exercisable

                                      Weighted
                            Number     Average  Weighted   Number    Weighted
                         Outstanding  Remaining  Average Exercisable  Average
              Range of   at Dec. 31, Contractual Exercise at Dec.31, Exercise
         Exercise Prices     2002       Life      Price     2002       Price

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

       The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                       For the Period
                                                            Ended
                                                      December 31, 2002

       Risk free interest rate                          2.00% - 2.66%
       Expected life                                      1 - 2 years
       Expected volatility                                117% - 125%
       Dividend yield                                           0.00%

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 7 - COMMITMENTS AND CONTINGENCIES

       On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an account payable. This amount has been included in the accounts payable for December 31, 2002. The Company has written off other accounts payable which were incurred prior to
       1990.   The Company's legal counsel has represented that the statute of limitations for collection of the payables which were written off has expired. The Company does not intend to pay the liabilities which were written off, however there is no assurance that the creditors will not make claims against the Company.

       In April 1, 2002, the Company entered into a thirty-six month lease for its office space. The Company pays $1,850 per month at the beginning of the month. Rent expense for the year ended December 31, 2002 and 2001 was $20,800 and $5,000, respectively.

NOTE 8 - GOING CONCERN

       The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objective of operating profitably. The Company plans to continue the research and development process prior to the sales of its product. In the interim, management has committed to covering the operating expenses of the Company.

NOTE 9 - SUBSEQUENT EVENTS

       Subsequent to December 31, 2002, the Company issued 4,999,000 shares of common stock for services valued at $0.055 - $0.08 per share and 676,665 shares of common stock for cash valued at $0.03 - $0.10 per share.

       Subsequent to December 31, 2002, the Company defaulted on a note maturing on February 28, 2003. Per the terms of the note, upon default the Company was to issue 900,000 shares of common stock.

     ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During our two most recent calendar years, and since then, our principal independent accountant has not resigned or declined to stand for re-election, and we have not dismissed our principal independent accountant during that period. Galtech and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

                            PART III

     ITEM 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------

     Directors and Executive Officers.
     ---------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.


                                                         Date of
                            Positions                  Election or
Name                        Held*                      Designation
----                        ----                       -----------

Worth P. Allred             VP, Research
                            & Development                 9/91
                            Director                      9/91

Rulon Cluff                 Secretary/                   7/10/01
                            Treasurer                    7/10/01
                            Director                      2/7/03

Philroy Brown, Jr.          VP, Production &             2/07/03
                            Product Development
                            & Sales
                            Acting President             4/15/03

Richard J. Dean             Executive VP                 2/07/03

William Tunnell             Director                     2/07/03

     Business Experience.
     --------------------

     Worth P. Allred, Vice President, Research and Development, Director. Mr. Allred is 76 years of age. He has over 40 years of experience in semiconductor compound materials and is one of the world's leading experts in the field of crystal growth. Mr. Allred received a Masters degree in Nuclear Physics from Brigham Young University in 1953. He has spent the past five years conducting research in cadmium telluride and cadmium zinc telluride crystal growth at Galtech. Mr. Allred has published over 33 papers in the area of crystal growth.

     Rulon Cluff, Secretary/ Treasurer and Director. Mr. Cluff is 74 years of age. Mr. Cluff has over 20 years experience in the semiconductor compound materials field in management positions as president and director and in marketing capacities. For the past eight months, Mr. Cluff has served as a member of the transition team for Galtech. During the past five years, Mr. Cluff has been active in civil aviation education and training and has also served as an advisor to Galtech and more recently, as Secretary/Treasurer.

     Philroy Brown, Jr., Acting President, Vice President, Production & Product Development & Sales, and Director. Mr. Brown, age 54, has been the Laboratory Manager of Electrical Engineering at Brigham Young University for the past nine years.

     Richard J. Dean, Executive Vice President and Director. Mr. Dean, 73 years old, retired from the practice of dentistry in 1976. Since 1992, he has been involved in the development of mining properties in Utah.

     Time Commitments by Management.
     -------------------------------

     Worth Allred serves as a senior scientist for crystal growth technology and has committed to spend 35 to 40 hours per week on our business, as necessary.

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

     Board Meetings and Committees.
     ------------------------------

     The Board of Directors held a total of two meetings during the calendar year ended December 31, 2002. The Compensation Committee, consisting of the Board of Directors, is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. Rulon Cluff served as Chairman of the Audit Committee and convened two meetings of that Committee during the preceding fiscal year. No director attended fewer than 75% of all meetings of the Board of Directors during the 2002 fiscal year.

     Compliance with Section 16(a) of the Securities and Exchange Act of 1934.
     -------------------------------------------------------------------------

     To the knowledge of management, Galtech's newest officers, Philroy Brown, Jr., and Richard J. Dean, have not yet filed their Form 3 Initial Statements of Beneficial Ownership of Securities, and Worth Allred has not yet filed a Form 4 Statement of Change of Beneficial Ownership with respect to the disposition of Galtech securities. To the knowledge of management, none of our other executive officers, directors or 10% stockholders have been delinquent in making any filing that is required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

     ITEM 10. Executive Compensation.
     --------------------------------

     There were no officers or directors of Galtech at December 31, 2002, whose salary and bonus for all services in all capacities exceed $100,000 for the calendar year then ended.

     The following table sets forth the aggregate compensation that Galtech has paid for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------

S. Kent Holt 12/31/00    0     0     0         0           0      0       0
Former       12/31/01    0     0     0         0           0      0       0
Acting       12/31/02    0     0     0         0           0      0       0
Pres., CEO
and Director

Worth P.     12/31/00    0     0     0         0           0      0       0
Allred       12/31/01    0     0     0         0           0      0       0
VP R & D     12/31/02    0     0     0         0           0      0       0
and Director

Rulon Cluff  12/31/00    0     0     0         0           0      0       0
Sec./Treas.  12/31/01    0     0     0         0           0      0       0
and Director 12/31/02    0     0     0         0           0      0       0


     We did not grant any cash compensation, deferred compensation or long-term incentive plan awards to our management during the year ended December 31, 2002, and none of our executive officers has exercised any options during that period.

     Bonuses and Deferred Compensation.
     ----------------------------------

     None.

     Compensation Pursuant to Plans.
     -------------------------------

     None.

     Pension Table.
     --------------

     None; not applicable.

     Other Compensation.
     -------------------

     On February 7, 2003, which is subsequent to the period covered by this Report, our Board of Directors resolved to issue 500,000 "unregistered" and "restricted" shares of our common stock to Philroy Brown, Jr. and Richard J. Dean in connection with their elections to serve as Vice Presidents of Galtech.

     Compensation of Directors.
     --------------------------

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

     ITEM 11. Security Ownership of Certain Beneficial Owners and Management.
     ------------------------------------------------------------------------

     The following table sets forth the shares of common stock beneficially owned as of April 8, 2003, by each person known by Galtech to be the beneficial owner of more the five percent of the common stock, by each director of Galtech, by the chief executive officer, and by all officers and directors of Galtech as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

                                                                 Percentage
Name and Address of Beneficial         Number of Shares           of Class
Owner                                  Beneficially Owned      Outstanding (1)
-----                                  ------------------      ---------------

Worth P. Allred                            800,000 (2)           3.6%
Post Office Box 120
Moroni, Utah  84646

Rulon Cluff                                  15,005              0.07%
1080 East Elm Ave.
Provo, Utah  84604

William Tunnell                             851,560 (3)           3.8%
20165 North 67th Ave., #122A
Glendale, Arizona 85308

Philroy Brown, Jr.                          540,000               2.4%
1750 South 50 East
Orem, Utah  84058

Richard J. Dean                             520,000               2.3%
1365 Oak Crest Lane
Provo, Utah  84604
                                          ---------              -----
All directors and executive               2,726,565              12.1%
officers as a group (Five persons)

Bruce Chapman                             1,286,000 (4)           5.7%
4104 East Broadway
Suite 2020
Mesa, Arizona  85206

Verity Global Financial, LLC              1,192,000 (5)           5.3%
3621 Frankford Drive
Suite 328
Dallas, Texas 75287

(1) Based on 22,442,089 shares issued and outstanding on April 8, 2003. This figure takes into account: (i) the 20,542,089 shares issued and outstanding on that date; (ii) the 900,000 shares that we are obligated to issue to Verity as a result of our default on the $90,000 note to Verity; and (iii) the 1,000,000 "unregistered" and "restricted" shares that we have resolved to issue to Messrs. Brown and Dean. See the subheading "Liquidity and Capital Resources" of the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6, and the subheading "Other Compensation," Part II,
Item 10 of this Report.

(2) A total of 800,000 of these shares are held in joint tenancy with Mr. Allred's wife.

(3) We are holding these shares until Mr. Tunnell performs certain obligations under our Agreement for Financial Public Relations Services. See the caption "Certain Relationships and Related Transactions."

(4) A total of 786,000 of these shares are beneficially owned by Firm International Group Trust. Mr. Chapman is the sole trustee of Firm International Group Trust. No other person has control over this entity. Bruce Chapman's brothers and sisters and their children are the sole beneficiaries of Firm International Group Trust.

(5) This figure includes: (i) 200,000 shares that Verity currently acquired in March, 2000; (ii) 92,000 shares it purchased during 2001; and (iii) 900,000 shares that Verity is entitled to receive as a result of our default on the $90,000 Verity note. Gary Quintana, who is the managing director and the sole member of Verity, may be considered the beneficial owner of these securities.

     Changes in Control.
     -------------------

     To the knowledge of management, there are no present arrangements or pledges of Galtech's securities which may result in a change in control of Galtech.

     ITEM 12. Certain Relationships and Related Transactions.
     --------------------------------------------------------

     Transactions with Management and Others.
     ----------------------------------------

     During the past two years, there have been no transactions, or series of transactions, between Galtech and members of management, nominees to become a director or executive officer, five percent stockholders, or promoters or persons who may be deemed to be parents of Galtech in which the amount involved exceeded $60,000.

     Galtech has a policy that permits it to enter into transactions with affiliates on terms no less favorable to Galtech than would be available in similar arm's length transactions with unaffiliated third parties.

     Parents of the Issuer.
     ----------------------

     Galtech has no corporate parent.

     ITEM 13. Exhibits and Reports on Form 8-K.
     ------------------------------------------

     (a)  Exhibits.
     --------------

     None.

     (b)  Reports on Form 8-K.
     -------------------------

     None.

     ITEM 14.  Controls and Procedures.
     ----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Acting CEO and our Secretary/Treasurer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Acting CEO and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GALTECH SEMICONDUCTOR MATERIALS CORPORATION


Date: 4-15-03                 By: /s/ Philroy Brown, Jr.
     --------                    ---------------------------------------------
                                  Philroy Brown, Jr.
                                  Acting President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 4-15-03                 By: /s/ Philroy Brown, Jr.
     --------                    ---------------------------------------------
                                  Philroy Brown, Jr.
                                  Acting President and Director

Date: 4-15-03                 By: /s/ Rulon Cluff
     --------                    ---------------------------------------------
                                  Rulon Cluff, Secretary/Treasurer and
                                  Director

Date: 4-15-03                 By: /s/ Worth P. Allred
     --------                    ---------------------------------------------
                                  Worth P. Allred, VP, Research and
                                  Development and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Philroy Brown, Jr., Acting President of Galtech Semiconductor Materials Corporation, (the "Registrant") certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003               Signature: /s/ Philroy Brown, Jr.
                                               ------------------------------
                                               Philroy Brown, Jr.
                                               Acting President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Rulon Cluff, Secretary/Treasurer of Galtech Semiconductor Materials Corporation (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003               Signature: /s/ Rulon Cluff
                                               ------------------------------
                                               Rulon Cluff
                                               Secretary/Tresurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Philroy Brown, Jr., Acting President, and Rulon Cluff, Secretary/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/ Philroy Brown, Jr.
-----------------------
Philroy Brown, Jr.
Acting President
4/15/03

 /s/ Rulon Cluff
-----------------------
Rulon Cluff
Secretary/
Treasurer
4/15/03