Form 10QSB
period 2003-03-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2003-05-20
CIK 1093432

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003



         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________.


                           Commission File No. 0-27177


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                UTAH                                        87-0427597
   -------------------------------                 --------------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)



                         P. O. Box 1953 Orem, Utah 84057
                     ---------------------------------------
                    (Address of Principal Executive Offices)


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

                                 March 31, 2003

                                   21,626,089

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

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets




                                                        ASSETS

                                                                                 March 31,         December 31,
                                                                                   2003                2002
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS

  Cash                                                                      $           20,168  $              338
  Deposits                                                                               1,850               1,850
  Inventory                                                                              3,635               3,635
                                                                            ------------------  ------------------

     Total Current Assets                                                               25,653               5,823
                                                                            ------------------  ------------------

EQUIPMENT, NET                                                                          42,153              44,043
                                                                            ------------------  ------------------

CAPITALIZED LOAN COSTS, NET                                                                  -               8,177
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           67,806  $           58,043
                                                                            ==================  ==================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                          $           50,158  $           47,116
  Stock subscription payable                                                            12,000              12,000
  Notes payable                                                                         90,000              87,973
  Notes payable - related                                                               20,410              15,410
  Accrued expenses                                                                       2,895               2,580
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         175,463             165,079
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000 shares
   authorized; 21,626,089 and 15,950,424 shares issued
   and outstanding, respectively                                                         5,407               3,988
  Additional paid-in capital                                                         5,538,457           5,126,506
  Deficit accumulated during the development stage                                  (5,651,521)         (5,237,530)
                                                                            ------------------  ------------------

      Total Stockholders' Equity (Deficit)                                            (107,657)           (107,036)
                                                                            ------------------  ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $           67,806  $           58,043
                                                                            ==================  ==================


              The accompanying notes are an integral part of these consolidated financial statements.

                                                          3

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                                       From
                                                                                                   Inception on
                                                                                                   June 18, 1984
                                                             For the Three Months Ended               Through
                                                                      March 31,                      March 31,
                                                             2003                 2002                 2003
                                                          -------------        -------------       ---------------
SALES                                                     $            -       $            -      $       599,609

COST OF PRODUCT SOLD                                                   -                    -              676,198
                                                          -------------        -------------       ---------------
GROSS MARGIN                                                           -                    -              (76,589)
                                                          -------------        -------------       ---------------
OPERATING EXPENSES

   General and administrative                                    393,346                9,191            3,231,770
   Legal and professional                                          7,569               14,187              906,245
   Research and development                                            -                    -              637,808
   Depreciation                                                    1,890                  599              429,461
   Loss on impairment of inventory                                     -                    -               85,708
                                                          -------------        -------------       ---------------

     Total Expenses                                              402,805               23,977            5,290,992
                                                          -------------        -------------       ---------------

Net Loss From Operations                                         402,805              (23,977)          (5,367,581)
                                                          -------------        -------------       ---------------

OTHER INCOME (EXPENSE)

   Interest expense                                              (11,186)              (2,418)            (139,190)
   Interest income                                                     -                    -               93,982
   Loss on disposal of assets                                          -                    -             (241,238)
   Miscellaneous                                                       -                    -                2,506
                                                          -------------        -------------       ---------------

     Total Other Income (Expense)                                (11,186)              (2,418)            (283,940)
                                                          -------------        -------------       ---------------

NET LOSS                                              $         (413,991)  $          (26,395)  $       (5,651,521)
                                                      ==================   ==================   ==================

BASIC AND FULLY DILUTED LOSS PER SHARE                $            (0.02)  $            (0.00)
                                                      ==================   ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                           18,525,628           15,125,820
                                                      ==================   ==================



                The accompanying notes are an integral part of these consolidated financial statements.

                                                         4

                                          GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                          Consolidated Statements Stockholders' Equity




                                                                           Additional                                     Total
                                                     Common Stock           Paid-In      Accumulated   Subscription      Equity
                                                  Shares       Amount       Capital        Deficit      Receivable      (Deficit)
                                                  ------       ------     -----------    -----------   ------------     ---------
Balance, December 31, 2001                      15,090,018  $    3,773  $   4,995,313  $  (4,966,364)  $    (6,000)  $     26,722

January 12, 2002, received cash
 payment on subscription receivable                      -           -              -              -         6,000          6,000

January 17, 2002, employee options
 exercised at $0.27 per share                       22,222           6          5,994              -             -          6,000

March 15, 2002, stock issued for
 loan costs at $0.12 per share                     100,000          25         11,975              -             -         12,000

March 15, 2002, options issued
 at market value                                         -           -         28,329              -             -         28,329

July 11, 2002, common stock issued
 for services at $0.135 per share                   50,000          12          6,738              -             -          6,750

July 15, 2002, common stock issued
 for cash at $0.09 to $0.12 per share              231,111          58         23,942              -             -         24,000

July 15, 2002, options issued at
 market value                                            -           -          4,880              -             -          4,880

July 25, 2002, common stock issued
 for services at $0.14 per share                    77,555          19         10,839              -             -         10,858

August 19, 2002, common stock
 issued for equipment at $0.07 per share           215,800          54         15,052              -             -         15,106

September 2, 2002, common stock
 issued for services at $0.09 per share             63,718          16          5,719              -             -          5,735
                                                ----------  ----------  -------------  -------------  ------------   ------------

Balance Forward                                 15,850,424       3,963      5,108,781     (4,966,364)            -        146,380
                                                ----------  ----------  -------------  -------------  ------------   ------------


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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Continued)




                                                                           Additional                                     Total
                                                     Common Stock           Paid-In      Accumulated   Subscription      Equity
                                                  Shares       Amount       Capital        Deficit      Receivable      (Deficit)
                                                  ------       ------     -----------    -----------   ------------     ---------
Balance Forward                                 15,850,424  $    3,963  $   5,108,781  $  (4,966,364)  $         -   $    146,380

September 2, 2002, common stock
 issued for equipment at $0.09 per share           100,000          25          8,975              -             -          9,000

Services contributed during the year
 ended December 31, 2002                                 -           -          8,750              -             -          8,750

Net loss for the year ended
 December 31, 2002                                       -           -              -       (271,166)            -       (271,166)

Balance, December 31, 2002                      15,950,424       3,988      5,126,506     (5,237,530)            -       (107,036)

January 17, 2003, common stock
 issued for services at $0.55 per
 share (unaudited)                                  84,000          21          4,599              -             -          4,620

January 27, 2003, common stock
 issued for services at $0.06
 per share (unaudited)                              45,000          11          2,689              -             -          2,700

February 7, 2003, common stock
 issued for services at $0.65 per
 share (unaudited)                               1,000,000         250         64,750              -             -         65,000

February 13, 2003, common stock
 issued for services at $0.08 per
 share (unaudited)                               3,750,000         938        299,063              -             -        300,000

February 15, 2003, common stock
 issued for cash at $0.03 to
 $0.10 per share (unaudited)                       676,665         168         33,081              -             -         33,250

March 13, 2003, common stock issued
 for services at $0.065 per
 share (unaudited)                                  50,000          13          3,237              -             -          3,250

March 17, 2003, common stock
 issued for services at $0.065 per
 share (unaudited)                                  70,000          18          4,532              -             -          4,550

Net loss for the three months
 ended March 31, 2003 (unaudited)                        -           -              -       (413,991)            -       (413,991)
                                                ----------  ----------  -------------  -------------  ------------   ------------
Balance, March 31, 2003 (unaudited)             21,626,089  $    5,407  $   5,538,457  $  (5,651,521)            -   $   (107,657)
                                                ==========  ==========  =============  =============  ============   ============



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

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                       From
                                                                                                   Inception on
                                                                                                   June 18, 1984
                                                            For the Three Months Ended                Through
                                                                     March 31,                       March 31,
                                                             2003                 2002                 2003
                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                           $         (413,991)  $          (26,395)  $       (5,651,521)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                  1,890                  599              429,461
     Amortization of interests and debt issue costs               10,204                1,769               50,329
     Common stock issued for services                            380,120                    -            1,845,443
     Loss on disposal of property                                      -                    -              241,238
     Loss on impairment of inventory                                   -                    -               85,708
     Contributed services                                              -                    -                8,750
     Stock subscription expensed                                       -                    -              388,002
   Changes in operating assets and liabilities:
     (Increase) in inventory                                           -                    -              (89,343)
     (Increase) in prepaid expenses                                    -               (1,000)              (1,850)
     Increase (decrease) in accounts payable                       3,042                6,918                9,593
     Increase (decrease) in accrued liabilities                      315                  810               62,566
                                                      ------------------   ------------------   ------------------

       Net Cash (Used) by Operating Activities                   (18,420)             (17,299)          (2,621,624)
                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                -              (11,194)            (742,531)
   Purchase of treasury stock                                          -                    -              (19,450)
   Stock subscription                                                  -                    -             (732,300)
                                                      ------------------   ------------------   ------------------

       Net Cash (Used) from Investing Activities                       -              (11,194)          (1,494,281)
                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                          -               80,438               80,000
   Proceeds from note payable - related                            9,000                    -              563,785
   Repayments of note payable - related                           (4,000)                (599)            (447,761)
   Sale of treasury stock                                              -                    -            1,911,183
   Proceeds from stock subscription                                    -               18,000               18,000
   Cancellation of stock subscription                                  -                    -              732,300
   Common stock issued for cash                                   33,250                6,000            1,278,566
                                                      ------------------   ------------------   ------------------
     Net Cash (Used) Provided by Financing
      Activities                                      $           38,250   $          103,839   $        4,136,073
                                                      ------------------   ------------------   ------------------




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

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                       From
                                                                                                   Inception on
                                                                                                   June 18, 1984
                                                            For the Three Months Ended                Through
                                                                     March 31,                       March 31,
                                                             2003                 2002                 2003
                                                      ------------------   ------------------   ------------------
INCREASE (DECREASE) IN CASH                           $           19,830   $           75,346   $           20,168

CASH  AT BEGINNING OF PERIOD                                         338                  358                    -
                                                      ------------------   ------------------   ------------------

CASH AT END OF PERIOD                                 $           20,168   $           75,704   $           20,168
                                                      ==================   ==================   ==================



                                   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR

 Interest                                             $               81   $                -   $           85,687
 Income taxes                                         $                -   $                -   $                -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                   $          380,120   $                -   $        1,845,443
   Common stock issued for debt                       $                -   $                -   $           61,997
   Common stock issued for loan costs                 $                -   $           12,000   $           12,000
   Common stock issued for loan costs                 $                -   $           28,329   $           28,329
   Common stock issued for equipment                  $                -   $                -   $           24,106
   Contributed services                               $                -   $                -   $            8,750


               The accompanying notes are an integral part of these consolidated financial statements.

                                                          8

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objective of operating profitably. The Company plans to continue the research and development process prior to the sales of its product. In the interim, management has committed to covering the operating expenses of the Company.

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

Management believes that the accomplishments above will allow the Company to continue development toward a finished product and possible sales in the future. However, unless the Company is able to obtain substantial addition funding from Verity or another source, it has insufficient funds to pursue continued development of its process for production of semiconductor materials. The Company can provide no assurance that it will ever be able to obtain sufficient funding to continue with its development efforts. To address this concern the Company is actively pursuing additional funding under the purview of SB2 filed with the SEC.

Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the three months ended March 31, 2003, and 2002. Operating expenses for those periods were $402,805 and $23,977, respectively, resulting in a net loss for those periods of ($413,991) and ($26,395).


Liquidity and Capital Resources.

We had total current assets as of March 31, 2003, of $25,653, of which $3,635 was inventory, $1,850 was deposits and $20,168 was cash. As of March 31, 2003, our total current liabilities were $175,463.

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




Item 3.  Controls and Procedures.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Galtech Semiconductor Materials Corporation



Date: May 20, 2003                   By: /s/  Philroy Brown
                                         --------------------------------
                                         Philroy Brown
                                         Acting President and Director


Date: May 20, 2003                   By: /s/  Rulon Cluff
                                         --------------------------------
                                         Rulon Cluff, Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-Q (SB) for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I Philroy Brown, Acting President and Director of the Company, and I Rulon Cluff, Secretary/Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Secion 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: May 20, 2003                             By: /s/ Philroy Brown
                                                  ------------------------------
                                                   Philroy Brown
                                                   Acting President and Director


Date: May 20, 2003                             By: /s/ Rulon Cluff
                                                  ------------------------------
                                                  Rulon Cluff
                                                  Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Philroy Brown, Acting President and Director of Galtech Semiconductor Materials Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Galtech Semiconductor Materials Corporation, and subsidiaries;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/Philroy Brown
-------------------------------
Philroy Brown
Acting President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Rulon Cluff, Secretary/Treasurer, of Galtech Semiconductor Materials Corporation, and subsidiaries (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Galtech Semiconductor Materials Corporation, and subsidiaries;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/ Rulon Cluff
------------------------
Rulon Cluff
Secretary/Treasurer