Form 10QSB
period 2003-06-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2003-08-19
CIK 1093432

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003



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


                         P. O. Box 1953 Orem, Utah 84057
                    ----------------------------------------
                    (Address of Principal Executive Offices)


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

                                  June 30, 2003

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

                                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                              AND SUBSIDIARIES
                                        (A Development Stage Company)
                                         Consolidated Balance Sheets

                                                    ASSETS

                                                                                 June 30,         December 31,
                                                                                   2003                2002
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS

  Cash                                                                      $            2,035  $              338
  Deposits                                                                               1,850               1,850
  Inventory                                                                              3,635               3,635
                                                                            ------------------  ------------------

     Total Current Assets                                                                7,520               5,823
                                                                            ------------------  ------------------

EQUIPMENT, NET                                                                          39,731              44,043
                                                                            ------------------  ------------------

CAPITALIZED LOAN COSTS, NET                                                                  -               8,177
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           47,251  $           58,043
                                                                            ==================  ==================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                                          $           47,503  $           47,116
  Stock subscription payable                                                            14,100              12,000
  Notes payable                                                                         90,000              87,973
  Notes payable - related                                                               20,410              15,410
  Accrued expenses                                                                       5,905               2,580
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         177,918             165,079
                                                                            ------------------  ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000 shares
   authorized; 21,626,089 and 15,950,424 shares issued
   and outstanding, respectively                                                         5,407               3,988
  Additional paid-in capital                                                         5,538,457           5,126,506
  Deficit accumulated during the development stage                                  (5,674,531)         (5,237,530)
                                                                            ------------------  ------------------

      Total Stockholders' Equity (Deficit)                                            (130,667)           (107,036)
                                                                            ------------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $           47,251  $           58,043
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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                                        From
                                                                                                                    Inception on
                                                                                                                    June 18, 1984
                                                For the Three Months Ended          For the Six Months Ended           Through
                                                          June 30,                          June 30,                   June 30,
                                                   2003              2002             2003              2002             2003
                                             ----------------  ---------------   ---------------  ----------------  ---------------
SALES                                        $              -  $             -   $             -  $              -  $       599,609

COST OF PRODUCT SOLD                                        -                -                 -                 -          676,198
                                             ----------------  ---------------   ---------------  ----------------  ---------------

GROSS MARGIN                                                -                -                 -                 -          (76,589)
                                             ----------------  ---------------   ---------------  ----------------  ---------------
OPERATING EXPENSES

   General and administrative                          11,547           18,868           404,893            28,059        3,243,317
   Legal and professional                               6,031           15,319            13,600            29,506          912,276
   Research and development                                 -                -                 -                 -          637,808
   Depreciation                                         2,422            1,127             4,312             1,726          431,883
   Loss on impairment of inventory                          -                -                 -                 -           85,708
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Expenses                                    20,000           35,314           422,805            59,291        5,310,992
                                             ----------------  ---------------   ---------------  ----------------  ---------------

Net Loss From Operations                              (20,000)         (35,314)         (422,805)          (59,291)      (5,387,581)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)

   Interest expense                                    (3,010)         (12,757)          (14,196)          (15,175)        (142,200)
   Interest income                                          -                -                 -                 -           93,982
   Loss on disposal of assets                               -                -                 -                 -         (241,238)
   Miscellaneous                                            -                -                 -                 -            2,506
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     Total Other Income (Expense)                      (3,010)         (12,757)          (14,196)          (15,175)        (286,950)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

NET LOSS                                     $        (23,010) $       (48,071)  $      (437,001) $        (74,466) $    (5,674,531)
                                             ================  ===============   ===============  ================  ===============

BASIC LOSS PER SHARE                         $          (0.00) $         (0.00)  $         (0.02) $          (0.00)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                21,626,089       15,169,269        19,898,111        15,169,269
                                             ================  ===============   ===============  ================


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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                         Consolidated Statements of Stockholders' Equity



                                                   Common Stock          Additional
                                              ----------------------      Paid-In     Accumulated    Subscription       Total
                                                Shares        Amount      Capital       Deficit       Receivable    Equity (Deficit)
                                              ----------     -------    -----------   ------------   -------------  ----------------
Balance, December 31, 2001                    15,090,018     $ 3,773    $ 4,995,313   $ (4,966,364)     $ (6,000)     $   26,722

January 12, 2002, received cash payment
 on subscription receivable                            -           -              -              -         6,000           6,000

January 17, 2002, employee options
 exercised at $0.27 per share                     22,222           6          5,994              -             -           6,000

March 15, 2002, stock issued for loan
 costs at $0.12 per share                        100,000          25         11,975              -             -          12,000

March 15, 2002, options issued at market
 value                                                 -           -         28,329              -             -          28,329

July 11, 2002, common stock issued for
 services at $0.135 per share                     50,000          12          6,738              -             -           6,750

July 15, 2002, common stock issued for
 cash at $0.09 to $0.12 per share                231,111          58         23,942              -             -          24,000

July 15, 2002, options issued at market
 value                                                 -           -          4,880              -             -           4,880

July 25, 2002, common stock issued for
 services at $0.14 per share                      77,555          19         10,839              -             -          10,858

August 19, 2002, common stock issued for
 equipment at $0.07 per share                    215,800          54         15,052              -             -          15,106

September 2, 2002, common stock issued
 for services at $0.09 per share                  63,718          16          5,719              -             -           5,735
                                              ----------     -------    -----------   ------------      --------      ----------

Balance Forward                               15,850,424       3,963      5,108,781     (4,966,364)            -         146,380
                                              ----------     -------    -----------   ------------      --------      ----------


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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                         Consolidated Statements of Stockholders' Equity



                                                   Common Stock          Additional
                                              ----------------------      Paid-In     Accumulated    Subscription       Total
                                                Shares        Amount      Capital       Deficit       Receivable    Equity (Deficit)
                                              ----------     -------    -----------   ------------   -------------  ----------------
Balance Forward                               15,850,424     $ 3,963    $ 5,108,781   $ (4,966,364)     $      -      $  146,380

September 2, 2002, common stock issued
 for equipment at $0.09 per share                100,000          25          8,975              -             -           9,000

Services contributed during the year
 ended December 31, 2002                               -           -          8,750              -             -           8,750

Net loss for the year ended
 December 31, 2002                                     -           -              -       (271,166)            -        (271,166)
                                              ----------     -------    -----------   ------------      --------      ----------

Balance, December 31, 2002                    15,950,424       3,988      5,126,506     (5,237,530)            -        (107,036)

January 17, 2003, common stock issued for
 services at $0.55 per share (unaudited)          84,000          21          4,599              -             -           4,620

January 27, 2003, common stock issued for
 services at $0.06 per share (unaudited)          45,000          11          2,689              -             -           2,700

February 7, 2003, common stock issued for
 services at $0.65 per share (unaudited)       1,000,000         250         64,750              -             -          65,000

February 13, 2003, common stock issued
 for services at $0.08 per share
 (unaudited)                                   3,750,000         938        299,063              -             -         300,000

February 15, 2003, common stock issued
 for cash at $0.03 to $0.10 per share
 (unaudited)                                     676,665         168         33,081              -             -          33,250

March 13, 2003, common stock issued for
 services at $0.065 per share (unaudited)         50,000          13          3,237              -             -           3,250

March 17, 2003, common stock issued for
 services at $0.065 per share (unaudited)         70,000          18          4,532              -             -           4,550

Net loss for the six months ended
 June 30, 2003 (unaudited)                             -           -              -       (437,001)            -        (437,001)
                                              ----------     -------    -----------   ------------      --------      ----------
Balance, June 30, 2003 (unaudited)            21,626,089     $ 5,407    $ 5,538,457   $ (5,674,531)     $      -      $ (130,667)
                                              ==========     =======    ===========   ============      ========      ==========



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

                                     GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                  AND SUBSIDIARIES
                                            (A Development Stage Company)
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)

                                                                                                      From
                                                                                                   Inception on
                                                                                                  June 18, 1984
                                                              For the Six Months Ended               Through
                                                                      June 30,                       June 30,
                                                              2003                 2002                2003
                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $         (437,001)  $          (74,466)  $       (5,674,531)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                  4,312                1,726              431,883
     Amortization of debt issue costs                             10,204               11,822               50,329
     Common stock issued for services                            380,120                    -            1,845,443
     Loss on disposal of property                                      -                    -              241,238
     Loss on impairment of inventory                                   -                    -               85,708
     Contributed services                                              -                    -                8,750
     Stock subscription expensed                                       -                    -              388,002
   Changes in operating assets and liabilities:
     (Increase) in inventory                                           -               (6,250)             (89,343)
     (Increase) in prepaid expenses                                    -               (1,850)              (1,850)
     Increase (decrease) in accounts payable                         387               (5,319)               6,938
     Increase (decrease) in accrued liabilities                    3,325                  420               65,576
                                                      ------------------   ------------------   ------------------

       Net Cash Used by Operating Activities                     (38,653)             (73,917)          (2,641,857)
                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                -              (23,318)            (742,531)
   Purchase of treasury stock                                          -                    -              (19,450)
   Stock subscription                                                  -                    -             (732,300)
                                                      ------------------   ------------------   ------------------

       Net Cash Used from Investing Activities                         -              (23,318)          (1,494,281)
                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                          -               82,931               80,000
   Proceeds from note payable - related                            9,000                    -              563,785
   Repayments of note payable - related                           (4,000)                   -             (447,761)
   Sale of treasury stock                                              -                    -            1,911,183
   Proceeds from stock subscription                                2,100               18,000               20,100
   Cancellation of stock subscription                                  -                    -              732,300
   Common stock issued for cash                                   33,250                6,000            1,278,566
                                                      ------------------   ------------------   ------------------

     Net Cash Provided by Financing Activities        $           40,350   $          106,931   $        4,138,173
                                                      ------------------   ------------------   ------------------


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

                                                                                                      From
                                                                                                   Inception on
                                                                                                  June 18, 1984
                                                              For the Six Months Ended               Through
                                                                      June 30,                       June 30,
                                                              2003                 2002                2003
                                                      ------------------   ------------------   ------------------
INCREASE (DECREASE) IN CASH                           $            1,697   $            9,696   $            2,035

CASH AT BEGINNING OF PERIOD                                          338                  358                    -
                                                      ------------------   ------------------   ------------------
CASH END OF PERIOD                                    $            2,035   $           10,054   $            2,035
                                                      ==================   ==================   ==================


                                   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR

 Interest                                             $               81   $                -   $           85,768
 Income taxes                                         $                -   $                -   $                -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                    $          380,120   $                -   $        1,845,443
  Common stock issued for debt                        $                -   $                -   $           61,997
  Common stock issued for loan costs                  $                -   $           12,000   $           12,000
  Options issued for loan costs                       $                -   $           28,329   $           28,329
  Common stock issued for equipment                   $                -   $                -   $           24,106
  Contributed services                                $                -   $                -   $            8,750


                       The accompanying notes are an integral part of these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objective of operating profitably. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include plans to continue the research and development process prior to the sales of its product. In the interim, management has committed to covering the operating expenses of the Company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 3 - MATERIAL EVENTS

         On June 11, 2003, the Company approved a plan to raise funds by offering stockholders of the Company additional shares of the Company for $0.03 per share. The Company's plan is that each participating stockholder will send $200 each month for six months to total $1,200 for 40,000 shares. During the period ended June 30, 2003, the Company received $2,100 as part of this plan to raise funds, which was recorded as a stock subscription payable.

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


Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the six months ended June 30, 2003, and 2002. Operating expenses for those periods were $422,805 and $59,291, respectively, resulting in a net loss for those periods of ($437,001) and ($74,466).


Liquidity and Capital Resources.

We had total current assets as of June 30, 2003, of $7,520, of which $3,635 was inventory, $1,850 was deposits and $2,035 was cash. As of June 30, 2003, our total current liabilities were $177,918.

We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We can not assure you that we will be able to receive any such funding.


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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         The following exhibits are filed as a part of this report:

                             SEC
            Exhibit       Reference
            Number         Number                        Title of Document                                Location
         -------------  ------------    --------------------------------------------------------------  ------------
            Item 31                     Rule 13a-14(a)/15d14(a) Certifications
         -------------  ------------    --------------------------------------------------------------  ------------
             31.1            31         Certification of Chief Executive Officer Pursuant to Rule        Attached
                                        13a-14

             31.2            31         Certification of Chief Financial Officer Pursuant to             Attached
                                        Rule 13a-14

            Item 32                     Section 1350 Certifications
         -------------  ------------    --------------------------------------------------------------  ------------
             32.1            32         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Attached
                                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                        (Chief Executive Officer and Chief Financial Officer)


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




                                     Galtech Semiconductor Materials Corporation



Date: 8/14/03                        By: /s/ William Tunnell
                                         ---------------------------------------
                                         William Tunnell
                                         Director


Date: 8/14/03                        By: /s/ Rulon Cluff
                                         ---------------------------------------
                                         Rulon Cluff, Secretary/Treasurer