Form 10QSB
period 2003-09-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2003-11-12
CIK 1093432

FORM 10-QSB



         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003



         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


          For the transition period from __________ to _______________.


                           Commission File No. 0-27177


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                UTAH                                        87-0427597
   -------------------------------                 ---------------------------
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

                               September 30, 2003
                               ------------------
                                   21,626,089




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

                                    GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                  AND SUBSIDIARIES
                                            (A Development Stage Company)
                                             Consolidated Balance Sheets


                                                        ASSETS
                                                                               September 30,       December 31,
                                                                                    2003               2002
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS

  Cash                                                                      $               57  $              338
  Deposits                                                                               1,850               1,850
  Inventory                                                                              3,635               3,635
                                                                            ------------------  ------------------
     Total Current Assets                                                                5,542               5,823
                                                                            ------------------  ------------------
EQUIPMENT, NET                                                                          18,510              44,043
                                                                            ------------------  ------------------
CAPITALIZED LOAN COSTS, NET                                                                  -               8,177
                                                                            ------------------  ------------------
     TOTAL ASSETS                                                           $           24,052  $           58,043
                                                                            ==================  ==================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                                          $           46,050  $           47,116
  Stock subscription payable                                                            26,950              12,000
  Notes payable                                                                         90,000              87,973
  Notes payable - related                                                               20,410              15,410
  Accrued expenses                                                                       8,916               2,580
                                                                            ------------------  ------------------
     Total Current Liabilities                                                         192,326             165,079
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000 shares
   authorized; 21,626,089 and 15,950,424 shares issued
   and outstanding, respectively                                                         5,407               3,988
  Additional paid-in capital                                                         5,538,457           5,126,506
  Deficit accumulated during the development stage                                  (5,712,138)         (5,237,530)
                                                                            ------------------  ------------------
      Total Stockholders' Equity (Deficit)                                            (168,274)           (107,036)
                                                                            ------------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                             $           24,052  $           58,043
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

                                          GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                                          From
                                                                                                                      Inception on
                                                                                                                      June 18, 1984
                                                   For the Three Months Ended          For the Nine Months Ended         Through
                                                          September 30,                     September 30,             September 30,
                                                     2003              2002             2003              2002             2003
                                                 ------------     ------------      ------------      ------------   --------------
SALES                                            $          -     $          -      $          -      $          -   $      599,609

COST OF PRODUCT SOLD                                        -                -                 -                 -          676,198
                                                 ------------     ------------      ------------      ------------   --------------
GROSS MARGIN                                                -                -                 -                 -          (76,589)
                                                 ------------     ------------      ------------      ------------   --------------
OPERATING EXPENSES

   General and administrative                           9,036            8,226           413,929            36,285        3,252,353
   Legal and professional                               4,340            3,599            17,940            33,105          916,616
   Research and development                                 -                -                 -                 -          637,808
   Depreciation                                         2,422            1,126             6,734             2,852          434,305
   Loss on impairment of inventory                          -                -                 -                 -           85,708
                                                 ------------     ------------      ------------      ------------   --------------
     Total Expenses                                    15,798           12,951           438,603            72,242        5,326,790
                                                 ------------     ------------      ------------      ------------   --------------
Net Loss From Operations                              (15,798)         (12,951)         (438,603)          (72,242)      (5,403,379)
                                                 ------------     ------------      ------------      ------------   --------------
OTHER INCOME (EXPENSE)

   Interest expense                                    (3,010)         (21,170)          (17,206)          (36,345)        (145,210)
   Interest income                                          -                -                 -                 -           93,982
   Loss on disposal of assets                         (18,799)               -           (18,799)                -         (260,037)
   Miscellaneous                                            -                -                 -                 -            2,506
                                                 ------------     ------------      ------------      ------------   --------------
     Total Other Income (Expense)                     (21,809)         (21,170)          (36,005)          (36,345)        (308,759)
                                                 ------------     ------------      ------------      ------------   --------------

NET LOSS                                         $    (37,607)    $    (34,121)     $   (474,608)     $   (108,587)  $   (5,712,138)
                                                 ============     ============      ============      ============   ==============
BASIC LOSS PER SHARE                             $      (0.00)    $      (0.00)     $      (0.02)     $      (0.01)
                                                 ============     ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                20,355,550       15,746,543        20,355,550        15,317,960
                                                 ============     ============      ============      ============


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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                              Additional                   Total
                                                          Common Stock          Paid-In      Accumulated  Subscription    Equity
                                                      Shares        Amount      Capital        Deficit      Receivable   (Deficit)
                                                    ----------    ---------   -----------   -------------   ----------  -----------
Balance, December 31, 2001                          15,090,018    $   3,773   $ 4,995,313   $  (4,966,364)  $   (6,000) $    26,722

January 12, 2002, received cash payment
 on subscription receivable                                  -            -             -               -        6,000        6,000

January 17, 2002, employee options
 exercised at $0.27 per share                           22,222            6         5,994               -            -        6,000

March 15, 2002, stock issued for
 loan costs at $0.12 per share                         100,000           25        11,975               -            -       12,000

March 15, 2002, options issued at
 market value                                                -            -        28,329               -            -       28,329

July 11, 2002, common stock issued
 for services at $0.135 per share                       50,000           12         6,738               -            -        6,750

July 15, 2002, common stock issued
 for cash at $0.09 to $0.12 per share                  231,111           58        23,942               -            -       24,000

July 15, 2002, options issued at
 market value                                                -            -         4,880               -            -        4,880

July 25, 2002, common stock issued for
 services at $0.14 per share                            77,555           19        10,839               -            -       10,858

August 19, 2002, common stock issued
 for equipment at $0.07 per share                      215,800           54        15,052               -            -       15,106

September 2, 2002, common stock issued
 for services at $0.09 per share                        63,718           16         5,719               -            -        5,735
                                                    ----------    ---------   -----------   -------------   ----------  -----------
Balance Forward                                     15,850,424    $   3,963   $ 5,108,781   $  (4,966,364)  $        -  $   146,380
                                                    ----------    ---------   -----------   -------------   ----------  -----------


                         The accompanying notes are an integral part of these consolidated financial statements.

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                              Additional                   Total
                                                          Common Stock          Paid-In      Accumulated  Subscription    Equity
                                                      Shares        Amount      Capital        Deficit      Receivable   (Deficit)
                                                    ----------    ---------   -----------   -------------   ----------  -----------
Balance Forward                                     15,850,424    $   3,963   $ 5,108,781   $  (4,966,364)  $        -  $   146,380

September 2, 2002, common stock issued
 for equipment at $0.09 per share                      100,000           25         8,975               -            -        9,000

Services contributed during the year ended
 December  31, 2002                                          -            -         8,750               -            -        8,750

Net loss for the year ended December 31, 2002                -            -             -        (271,166)           -     (271,166)
                                                    ----------    ---------   -----------   -------------   ----------  -----------
Balance, December 31, 2002                          15,950,424        3,988     5,126,506      (5,237,530)           -     (107,036)

January 17, 2003, common stock issued for
 services at $0.55 per share (unaudited)                84,000           21         4,599               -            -        4,620

January 27, 2003, common stock issued for
 services at $0.06 per share (unaudited)                45,000           11         2,689               -            -        2,700

February 7, 2003, common stock issued for
 services at $0.65 per share (unaudited)             1,000,000          250        64,750               -            -       65,000

February 13, 2003, common stock issued for
 services at $0.08 per share (unaudited)             3,750,000          938       299,063               -            -      300,000

February 15, 2003, common stock issued for
 cash at $0.03 to $0.10 per share (unaudited)          676,665          168        33,081               -            -       33,250

March 13, 2003, common stock issued for
 services at $0.065 per share (unaudited)               50,000           13         3,237               -            -        3,250

March 17, 2003, common stock issued for
 services at $0.065 per share (unaudited)               70,000           18         4,532               -            -        4,550

Net loss for the nine months ended
 September 30, 2003 (unaudited)                              -            -             -        (474,608)           -     (474,608)
                                                    ----------    ---------   -----------   -------------   ----------  -----------
Balance, September 30, 2003 (unaudited)             21,626,089    $   5,407   $ 5,538,457   $  (5,712,138)  $        -  $  (168,274)
                                                    ==========    =========   ===========   =============   ==========  ===========


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

                                     GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                  AND SUBSIDIARIES
                                            (A Development Stage Company)
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)

                                                                                                       From
                                                                                                   Inception on
                                                                                                   June 18, 1984
                                                                  For the Nine Months Ended          Through
                                                                       September 30,               September 30,
                                                                  2003               2002               2003
                                                              -------------     --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $    (474,608)    $     (108,587)    $  (5,712,138)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                     6,734              2,852           434,305
     Amortization of debt issue costs                                10,204             21,877            50,329
     Common stock issued for services                               380,120             21,472         1,845,443
     Loss on disposal of property and equipment                      18,799                  -           260,037
     Loss on impairment of inventory                                      -                  -            85,708
     Contributed services                                                 -                  -             8,750
     Stock subscription expensed                                          -                  -           388,002
   Changes in operating assets and liabilities:
     (Increase) in inventory                                              -             (6,250)          (89,343)
     (Increase) in prepaid expenses                                       -                  -            (1,850)
     Increase (decrease) in accounts payable                         (1,066)            (2,706)            5,485
     Increase (decrease) in accrued liabilities                       6,336              1,232            68,587
                                                              -------------     --------------     -------------
       Net Cash Used by Operating Activities                        (53,481)           (70,110)       (2,656,685)
                                                              -------------     --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                   -            (47,425)         (742,531)
   Purchase of treasury stock                                             -                  -           (19,450)
   Stock subscription                                                     -                  -          (732,300)
                                                              -------------     --------------     -------------
       Net Cash Used from Investing Activities                            -            (47,425)       (1,494,281)
                                                              -------------     --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                             -             85,890            80,000
   Proceeds from note payable - related                               9,000                  -           563,785
   Repayments of note payable - related                              (4,000)              (599)         (447,761)
   Sale of treasury stock                                                 -                  -         1,911,183
   Proceeds from stock subscription                                  14,950             18,000            32,950
   Cancellation of stock subscription                                     -                  -           732,300
   Common stock issued for cash                                      33,250             30,000         1,278,566
                                                              -------------     --------------     -------------

     Net Cash Provided by Financing Activities                $      53,200     $      133,291     $   4,151,023
                                                              -------------     --------------     -------------


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


                                                                                                       From
                                                                                                   Inception on
                                                                                                   June 18, 1984
                                                                  For the Nine Months Ended          Through
                                                                       September 30,               September 30,
                                                                  2003               2002               2003
                                                              -------------     --------------     -------------
INCREASE (DECREASE) IN CASH                                   $        (281)    $       15,756     $          57

CASH AT BEGINNING OF PERIOD                                             338                358                 -
                                                              -------------     --------------     -------------
CASH END OF PERIOD                                            $          57     $       16,114     $          57
                                                              =============     ==============     =============



                                   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR

 Interest                                                     $          81     $            -     $      85,768
 Income taxes                                                 $           -     $            -     $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                            $     380,120     $       21,472     $   1,845,443
  Common stock issued for debt                                $           -     $            -     $      61,997
  Common stock issued for loan costs                          $           -     $       12,000     $      12,000
  Options issued for loan costs                               $           -     $       28,329     $      28,329
  Common stock issued for equipment                           $           -     $       24,106     $      24,106
  Contributed services                                        $           -     $            -     $       8,750


                 The accompanying notes are an integral part of these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 3 - MATERIAL EVENTS

         On June 11, 2003, the Company approved a plan to raise funds by offering stockholders of the Company additional shares of the Company for $0.03 per share. The Company's plan is that each participating stockholder will send $200 each month for six months to total $1,200 for 40,000 shares. During the period ended September 30, 2003, the Company received $14,950 as part of this plan to raise funds, which was recorded as a stock subscription payable.

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

Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the nine months ended September 30, 2003, and 2002. Operating expenses for those periods were $438,603 and $72,242, respectively, resulting in a net loss for those periods of ($474,608) and ($108,587).

Liquidity and Capital Resources.

We had total current assets as of September 30, 2003, of $5,542, of which $3,635 was inventory, $1,850 was deposits and $57 was cash. As of September 30, 2003, our total current liabilities were $192,326.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Section  Exhibit
                    No.      No.         Description               Location
                 -------  -------  -------------------------   -----------------
                   31       31.1    Certification of Chief      Filed herewith
                                    Executive Officer of
                                    Periodic Report pursuant
                                    to Rule 13a-14a and
                                    Rule 15d-14(a)

                   31       31.2    Certification of Chief      Filed herewith
                                    Financial Officer of
                                    Periodic Report
                                    pursuant to Rule
                                    13a-14a and Rule
                                    15d-14(a)

                   32       32.1    Certification of Chief      Filed herewith
                                    Executive Officer and
                                    Chief Financial Officer
                                    pursuant to 18 U.S.C.
                                    - Section 1350

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




                                                      Galtech Semiconductor
                                                      Materials Corporation



Date: 11/11/03                                        By: /s/  William Tunnell
                                                         -----------------------
                                                         William Tunnell
                                                         Director


Date: 11/11/03                                        By: /s/  Rulon Cluff
                                                         -----------------------
                                                          Rulon Cluff,
                                                          Secretary/Treasurer