Form 10KSB
period 2003-12-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2004-03-26
CIK 1093432

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For the Transition Period from_______ to _______

                      Commission File Number 0-27177

                GALTECH SEMICONDUCTOR MATERIALS CORPORATION
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

      Issuer's telephone number, including area code: (801) 373-5690

           Securities registered under Section 12(b) of the Act:


                                            Name of each exchange
              Title of each Class           on which registered

                      None                        None

        Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.00025 Par Value
                              (Title of Class)

                                    N/A
       (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2003 -
$0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 18, 2004 - $5,238. There are approximately 20,951,089 shares of common voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.00025 per share.

                 (ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

                         March 18, 2004

                           20,951,089

               DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

                             PART I

ITEM 1. Description of Business.

                      Business Development.

For a discussion of the business development of Galtech Semiconductor Materials Corporation, a Utah corporation ("Galtech"), from inception through December 31, 2003, see our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, which was filed with the Securities and Exchange Commission on May 6, 2002, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

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

During the calendar year ended December 31, 2003, we spent $3,635 on research and development activities, as compared to $2,757 in the calendar year ended December 31, 2002.

Galtech received $50,000 in the first calendar quarter of 2000 to continue research on crystal growth. We are receiving bridge financing which permits us to pursue meaningful development of the crystal growth process through December 2003. Our current resources will allow us to conduct no more than five crystal growth trials through that date. We have been working on the growth of single crystal cadmium telluride for approximately three years. During that time, we conducted four crystal growths. We only have one growth furnace, so any problem with the growth of a crystal will delay all progress until the problem is fixed. This lack of additional furnaces has greatly slowed the development of the process.

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

ITEM 2. Description of Property.

In April 1, 2002, we entered into a 36-month lease for our office space. We were to pay $1,850 per month at the beginning of every month. This facility consists of 5,000 square feet of office space and production area, located at 450 South 1325 West, Orem, Utah. As of March 31, 2004 this lease will be terminated. We will move to a smaller, more cost effective space at that time.

We have completed the relocation of all equipment, materials, test equipment, administrative records and correspondence from our previous location to our new facility. It should accommodate our needs over the next few years. If we need additional space for growth, sufficient additional compatible facilities are available in the immediate area.

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

A judgment in the amount of $40,563 was entered against us in December, 1992. This amount has been included as an account payable for December 31, 2003, in our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

                             PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

                       Market Information.

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

Three investors                    7/25/02     77,555       Services valued at
                                                            $0.14 per share

Sheldon Player and                 8/19/02    215,800       Equipment valued
Donna Malone, JT                                            at $15,106

Sheldon Player and                  9/2/02    100,000       Equipment valued
Donna Malone, JT                                            at $9,000

Franz Staufer                       9/2/02     63,718       Services valued at
                                                            $5,735

McMahon Family Trust               1/28/03     45,000       Services valued at
                                                            $2,700

Rulon Cluff                        3/28/03  1,000,000       Services valued at
                                                            $80,000

Russell Chapman                    3/28/03  1,000,000       Services valued at
                                                            $80,000

William Tunnell                    3/31/03    750,000       Services valued at
                                                            $60,000

Philroy Brown                      3/31/03    500,000       Services valued at
                                                            $40,000

Richard Dean                       3/31/03    500,000       Services valued at
                                                            $40,000

Jeffrey Marx                       3/31/03     33,333       $1,000
Joseph Malyniak                    3/31/03     25,000       $  750

Lindon Kunzler Trust               3/31/03    100,000       $3,000

Wolfgang Horn                      3/31/03    100,000       $3,000

Joseph Finger                      3/31/03    133,333       $4,000

Matthew Marx                       3/31/03     33,333       $1,000

Amanda Chang-Kue                   3/31/03     33,333       $1,000

David/Janet Marx                   3/31/03     33,333       $1,000

Edward Bloom                       3/31/03     20,000       $2,000

Craig Gunderson                    3/31/03     25,000       $2,500

Elaine Paul                        3/31/03     10,000       $1,000

Kim Miller                         3/31/03     10,000       $1,000

Brian Dodge                        3/31/03     20,000       $2,000

Peter Maunsell                     3/31/03     20,000       $2,000

Robert May                         3/31/03     20,000       $2,000

Gary/Julie Osyler                  3/31/03     20,000       $2,000

Adolfo Zavaio                      3/31/03     10,000       $1,000

Anita Petit                        3/31/03     10,000       $1,000

Mike Davey                         3/31/03     10,000       $1,000

Jeff Morris                        3/31/03     10,000       $1,000

Todd Proffitt                      3/31/03     50,000       Services valued at
                                                            $3,250

Edward Bloom                       5/02/03     18,500       Services valued at
                                                            $  925

McMahon Family Trust               7/01/03     18,500       Services valued at
                                                            $  740

David Gunderson                    9/26/03     40,000       $1,200

James Lawlor                       9/26/03    100,000       $3,000

Jimmie Holcomb                     9/26/03    100,000       $3,000

Verity                             3/16/04    900,000       Interest valued at
                                                            $10,000

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

(2) On March 15, 2002, we entered into an agreement with Verity under which we would receive $80,000 in cash in exchange for a promissory note in the amount of $90,000, payable on March 15, 2003. These 100,000 shares, valued at $12,000, were issued as further consideration for this financing, along with options that we granted to Verity to purchase 400,000 shares of our common stock at $0.15 per share. The note was also collateralized by 900,000 shares of our common stock, which were issued March 16, 2004 pursuant to this agreement upon default of payment.

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

Due to recent weak stock market and economic conditions, Verity Global Financial, LLC, is unable to proceed with the terms of its initial Securities Purchase Agreement with the Company. On July 14, 2001, the parties executed an Addendum to the Agreement. Verity to provide the Company with bridge funding of not less than $6,000 per month in exchange for registered shares of the Company's common stock, at a price of $0.25 per share. These payments are to be credited against the initial $450,000 funding amount under the original Agreement. Verity further agreed to subordinate its interest to any new financing that the Company may obtain.

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

                     Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the years ended December 31, 2003 and 2002. Operating expenses for those periods were $407,809 and $230,141, respectively. We also had interest expense of $20,297 and $41,025 during those periods, resulting in net losses of $446,879 and $271,166.

During the year ended December 31, 2003, our main expenses were as follows:

* General and administrative;

* Legal and professional;

* Depreciation; and

* Research and Development.

During the year ended December 31, 2002, our main expenses were as follows:

* General and administrative;

* Loss on impairment of inventory;

* Legal and professional;

* Depreciation; and

* Research and Development.

                Liquidity and Capital Resources.

We had total current assets as of December 31, 2003, of $1,871, of which $1,850 was deposits and $21 was cash. As of December 31, 2003, our total current liabilities were $202,109.

On March 15, 2002, we entered into an agreement with Verity under which we would receive $80,000 in cash in exchange for a promissory note in the amount of $90,000, payable on March 15, 2003. These 100,000 shares, valued at $12,000, were issued as further consideration for this financing, along with options that we granted to Verity to purchase 400,000 shares of our common stock at $0.15 per share. The note is also collateralized by 900,000 shares of our common stock. On March 16, 2004, which is subsequent to the period covered by this Report, we had defaulted on the note, and issued the 900,000 collateral shares to Verity.

We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We cannot assure you that we will be able to receive any such funding.

                    Selected Financial Data.

The following selected financial data of Galtech as of December 31, 2003 and
December 31, 2002   , are derived from, and are qualified by reference to, the financial statements of Galtech, included elsewhere in this Form 10-KSB. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB.


                                                The Years Ended December 31,
                                                   2003            2002
                                                   ----            ----

Revenue                                         $      -        $       --

Net (Loss)                                      $   (446,879)   $   (271,166)


Basic (Loss) per share                          $      (0.02)   $      (0.02)


Weighted Average Shares Outstanding               20,235,772      15,488,472


Cash Dividends Declared per Common Share              --                --

Summary Consolidated Balance Sheet Data

Working Capital (Deficit)                       $   (200,238)   $   (159,256)

Total Assets                                    $     17,428    $     58,043

Stockholder's Equity (Deficit)                  $   (184,681)   $   (107,036)

Accumulated (Deficit)                           $ (5,684,409)   $ (5,237,530)



ITEM 7. Financial Statements.

                 GALTECH SEMICONDUCTOR MATERIALS
                   CORPORATION AND SUBSIDIARIES

                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

                         C O N T E N T S





Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations  . . . . . . . . . . . .  5

Consolidated Statements of Stockholders' Equity (Deficit). . .  6

Consolidated Statements of Cash Flows. . . . . . . . . . . .   18

Notes to the Consolidated Financial Statements . . . . . . . . 20

                   INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Galtech Semiconductor Materials Corporation and Subsidiaries
(A Development Stage Company)
Orem, Utah

We have audited the accompanying consolidated balance sheet of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on June 18, 1984 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galtech Semiconductor Materials Corporation and Subsidiaries (a development stage company) as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception on June 18, 1984 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



/s/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 15, 2004

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                              December 31,
                                                2003
CURRENT ASSETS

     Cash                                          $    21
     Deposits                                        1,850
                                                  --------
     Total Current Assets                            1,871

EQUIPMENT, NET (Note 2)                             15,557
                                                  --------
     TOTAL ASSETS                                 $ 17,428
                                                  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

     Accounts payable (Note 7)                    $ 43,052
     Stock subscription payable                     36,050
     Notes payable (Note 3)                         90,000
     Notes payable - related (Note 4)               20,411
     Accrued expenses                               12,596
                                                  --------
     Total Current Liabilities                     202,109
                                                  --------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $0.00025 par value, 200,000,000
      shares authorized; 20,951,089 shares issued
      and outstanding                                5,238
     Additional paid-in capital                  5,494,490
     Deficit accumulated during the development
      stage                                     (5,684,409)
                                                ----------
      Total Stockholders' Equity (Deficit)        (184,681)
                                                ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                  $   17,428
                                                ==========

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations


                                                       From
                                                       Inception on
                                                       June 18, 1984
                              For the Years Ended      Through
                                  December 31,         December 31,
                                2003           2002    2003

SALES                         $      -    $     -     $    599,609

COST OF PRODUCT SOLD                 -          -          676,198
                              --------    -------     -------------
GROSS MARGIN                         -          -          (76,589)
                              --------    -------     -------------
OPERATING EXPENSES

General and administrative    374,939     123,501        3,213,363
Legal and professional         19,548      13,772          918,224
Research and development        3,635       2,757          641,443
Depreciation                    9,687       4,403          437,258
Loss on impairment of inventory     -      85,708           85,708
                            ---------    --------     ------------
          Total Expenses      407,809     230,141        5,295,996
                            ---------    --------     ------------
Net Loss From Operations     (407,809)   (230,141)      (5,372,585)
                            ---------    --------     ------------
OTHER INCOME (EXPENSE)

Interest expense              (20,297)    (41,025)        (148,301)
Interest income                    26           -           94,008
Loss on disposal of assets    (18,799)          -         (260,037)
Miscellaneous                       -           -            2,506
                             --------    --------    -------------
          Total Other
            Income (Expense)  (39,070)    (41,025)        (311,824)
                             --------    --------    -------------
NET LOSS                    $(446,879)  $(271,166)   $  (5,684,409)
                             ========    ========    ==============
LOSS PER SHARE              $   (0.02)  $   (0.02)
                             ========    ========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        20,235,772  15,488,472
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

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance Forward               15,950,424     $3,988 $5,126,506   $(5,237,530)

January 17, 2003, common
stock issued for services
at $0.055 per share               84,000         21      4,597             -

January 27, 2003, common
stock issued for services at
$0.06 per share                   45,000         11      2,689             -

February 13, 1003, common
stock issued for services
at $0.08 per share             3,750,000        937    299,063             -

February 15, 2003, common
stock issued for cash at
$0.03 and $0.10 per share        676,665        168     33,082             -

March 13, 2003, common
stock issued for services
at $0.0065 per share              50,000         13      3,237             -

March 17, 2003, common
stock issued for services
at $0.0065 per share              70,000         18      4,533             -
                              ----------     ------ ----------   -----------
Balance forward               20,626,089     $5,156 $5,473,707   $(5,237,530)
                              ----------     ------ ----------   -----------

[CONTINUED]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance forward                           -  $       -  $        -  $(107,036)

January 17, 2003, common
stock issued for services
at $0.055 per share                       -          -           -      4,618

January 27, 2003, common
stock issued for services at
$0.06 per share                           -          -           -      2,700

February 13, 1003, common
stock issued for services
at $0.08 per share                        -          -           -    300,000

February 15, 2003, common
stock issued for cash at
$0.03 and $0.10 per share                 -          -           -     33,250

March 13, 2003, common
stock issued for services
at $0.0065 per share                      -          -           -      3,250

March 17, 2003, common
stock issued for services
at $0.0065 per share                      -          -           -      4,551
                                  ---------   --------   ---------  ---------
Balance forward                           -          -           -  $ 241,333
                                  ---------   --------   ---------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Additional
                                    Common Stock        Paid-in   Accumulated
                                  Shares     Amount     Capital      Deficit
Balance Forward                  20,626,089  $   5,156  $5,473,707$(5,237,530)

April 10, 2003, common
stock issued for cash
at $0.03 per share                   48,000         12      11,988          -

April 15, 2003, common
stock issued for services at
$0.05 per share                      18,500          5         920          -

June 10, 1003, common
stock issued for services
at $0.04 per share                   18,500          5         735          -

July 1, 2003, common
stock issued for cash at
$0.03 per share                     240,000         60       7,140          -

Net loss for the year
ended December 31, 2003                   -          -           -   (446,879)
                                 ----------   --------  ---------- ----------
Balance, December 31, 2003       20,951,089   $  5,238  $5,494,490$(5,684,409)
                                 ==========   ========  ========== ===========



[CONTINUED]

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                     Treasury Stock   Subscription  Total
                                     Shares  Amount     Receivable  Equity
Balance forward                           -  $       -  $        -  $ 241,333

April 10, 2003, common
stock issued for cash
at $0.03 per share                        -          -           -     12,000

April 15, 2003, common
stock issued for services at
$0.05 per share                           -          -           -        925

June 10, 1003, common
stock issued for services
at $0.04 per share                        -          -           -        740

July 1, 2003, common
stock issued for cash at
$0.03 per share                           -          -           -      7,200

Net loss for the year
ended December 31, 2003                   -          -           -   (446,879)
                                 ----------   --------  ---------- ----------
Balance, December 31, 2003                -   $      -  $        - $ (184,681)
                                 ==========   ========  ========== ===========



The accompanying notes are an integral part of these consolidated financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                                     From
                                                                 Inception on
                                                                 June 18, 1984
                                           For the Years Ended      Through
                                              December 31,        December 31,
                                             2003      2002           2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                              $(446,879) $(271,166)  $(5,684,409)
     Adjustment to reconcile net loss to net
      cash used by operating activities:
          Depreciation                         9,687      4,403       437,258
          Amortization of interest and
            debt issue costs                   8,177     40,125        48,302
          Common stock issued for
          services                           316,784     28,223     1,782,107
          Loss on disposal of property             -          -       241,238
          Loss on impairment of inventory          -     85,708        85,708
          Contributed services                     -      8,750         8,750
          Stock subscription expensed              -          -       388,002
     Changes in operating assets and liabilities:
          (Increase) decrease in inventory     3,635     (3,635)      (85,708)
          (Increase) decrease in deposits          -     (1,850)       (1,850)
          Increase (decrease) in accounts
          payable                             (4,064)    (2,138)        2,487
          Increase (decrease) in accrued
          liabilities                         10,016        900        72,267
                                           ---------   --------   -----------
               Net Cash Used by
               Operating Activities         (102,644)  (110,680)   (2,705,848)
                                           ---------   --------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                     18,799    (24,340)     (723,732)
     Purchase of treasury stock                    -          -       (19,450)
     Stock subscription                            -          -      (732,300)
                                           ---------  ---------   -----------
               Net Cash Provided (Used)
               by Investing Activities        18,799    (24,340)   (1,475,482)
                                           ---------  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from note payable                2,027     80,000        82,027
     Proceeds from note payable - related      9,001      7,000        63,786
     Repayments of note payable - related     (4,000)         -      (447,761)
     Sale of treasury stock                        -          -     1,911,183
     Stock subscription                       24,050     18,000       774,350
     Common stock issued for cash             52,450     30,000     1,297,766
                                           ---------  ---------   -----------
          Net Cash Provided by
          Financing Activities             $  83,528  $ 135,000   $ 4,181,351
                                           ---------  ---------   -----------
                               F-18

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)

                                                                     From
                                                                 Inception on
                                                                 June 18, 1984
                                           For the Years Ended      Through
                                              December 31,        December 31,
                                             2003      2002           2003
INCREASE (DECREASE) IN CASH             $    (317)  $   (20)  $       21

CASH AT BEGINNING OF PERIOD                   338       358            -

CASH END OF PERIOD                      $       21   $   338   $       21

     SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR

 Interest                               $        -   $     -   $   85,687
 Income taxes                           $       -   $     -   $        -


SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     Common stock issued for services     $  316,784   $28,223   $1,782,108
     Common stock issued for debt         $        -   $     -   $   61,997
     Common stock issued for loan costs   $        -   $40,329   $   40,329
     Common stock issued for equipment    $        -   $24,106   $   24,106
     Contributed services                 $        -   $ 8,750   $    8,750


           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements presented are those of Galtech Semiconductor Materials Corporation (the Company) and its wholly-owned subsidiaries Energy Research Corporation (ERC) and Commodity Recovery Corporation (CRC). The Company was incorporated on June 18, 1984 under the laws of the State of Utah as Versa tech, Inc. On April 30, 1985, the Company changed its name to Galtech, Inc., and on June 18, 1986, the Company changed its name to Galtech Semiconductor Materials Corporation. The Company was engaged in the manufacture of compound semiconductor materials, but ceased all operations in 1990 when a fire destroyed the Company's research and development as well as the Company's operations center. Principal operations have not yet resumed. On February 28, 1995, the Company issued 500,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of CRC. On February 28, 1995, the Company issued 4,200,000 shares of common stock in exchange for 100% of the issued and outstanding shares of ERC. (Note 5)

     Energy Research Corporation (ERC) was incorporated on February 7, 1994 under the laws of the State of Arizona. ERC was incorporated to develop and produce alternative sources of energy.

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                      2003            2002
     Deferred tax assets:
          NOL Carryover            $1,530,400    $     1,484,165
          Depreciation                  6,420              8,480
                                   ----------    ---------------
     Total Deferred Tax Asset       1,536,820          1,492,645

     Deferred tax liabilities:              -                  -

     Valuation allowance           (1,536,820)        (1,492,645)
                                   ----------    ---------------
     Net deferred tax asset        $        -    $             -
                                   ==========    ===============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                           2003           2002
     Book loss                          $(174,280)     $(106,500)
     Depreciation                           2,360         (4,050)
     Stock for services/options expense   123,545          9,300
     Related Parties                        1,955              -
     Asset Disposal                         2,890              -
     Other                                   (645)             -
     Valuation allowance                   44,175        101,250
                                        ---------      ---------
                                        $       -      $       -

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,900,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


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

     e.  Basic Loss Per Share

                              For the Year Ended
                              December 31, 2003
                    Loss            Shares             Per Share
                  (Numerator)    (Denominator)           Amount
                  -----------    -------------         ---------
                   $(446,879)      20,235,772            $(0.02)
                   =========       ==========            ======

                              For the Year Ended
                              December 31, 2002
                    Loss             Shares             Per Share
                 (Numerator)     (Denominator)           Amount
                 -----------     -------------          ---------
                  $(271,166)       15,488,472            $(0.02)
                  =========        ==========            ======

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

      g. Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h.  Stock Options

     As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with APB 25, and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

     i.  Revenue Recognition

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     j. Newly Issued Accounting Pronouncements

     During the year ended December 31, 2003, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

               SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 145, Recision of FASB Statements 4,44, and 64, amendment of Statement 13, and Technical Corrections;
               SFAS No. 146, Accounting for Exit or Disposal Activities; SFAS No. 147, Acquisitions of certain Financial Institutions;
               SFAS No. 148, Accounting for Stock Based Compensation; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and;
               SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

     In addition,  during the year ended December 31, 2003, FASB
     Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensus (EITF) were issued and adopted by the Company and had no impact on its financial statements.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 2 -  EQUIPMENT
                                          December 31,
                                             2003

     Equipment consists of the following:

     Research equipment                 $    200,205
     Furniture                                 3,205
     Leasehold improvements                    2,118
     Less: accumulated depreciation         (189,971)
                                       -------------
     Net Equipment                     $      15,557
                                       =============

     Amounts charged to depreciation expense were $9,687 and $4,403 for the years ended December 31, 2003 and 2002, respectively.

NOTE 3 -  NOTES PAYABLE

     On March 15, 2002 , the Company entered into a debt agreement with Varity Global, Inc., whereby the Company would receive $80,000 in cash in exchange for a $90,000 Promissory Note payable on March 15, 2003. As the company was unable to pay back the promissory note when it was due, the note was reassigned to Enterprise Group, LLC as such, Enterprise Group paid Varity Global $90,000 and the current years note payable amount of $90,000 is now due to Enterprise Group, LLC. As further consideration for the financing, the Company also issued 100,000 shares of common stock valued at $12,000 and 400,000 options to purchase common shares at $0.15 per share. The options have a Black-Scholes value of $28,329. The Note is also collateralized by 900,000 shares of common stock which are to be issued upon default by the Company.

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 4 -  RELATED PARTY TRANSACTIONS

     In 2002, a current officer made an advance to the Company if $7,000 which bears interest at 10%, is unsecured and due on demand. This officer also contributed services valued at $8,750 to the Company.

     In 2003, a current officer paid for a number of company expenses in the amount of $5,000. Although no formal note was signed, the amount due the officer accrues interest at 10%.

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

     In 2002, the Company issued 191,273 shares of common stock for services
     valued at $0.09   $0.14 per share.

     In 2002, the Company issued 315,800 shares of common stock for equipment valued at $0.07 - $0.09 per share.

     In 2002, the Company issued 231,111 shares of common stock for cash valued at $0.09- $0.12 per share.

     In 2003, the Company issued 4,036,000 shares of common stock for services valued at $0.04 -$0.08 per share.

     In 2003, the Company issued 964,665 shares of common stock for cash valued at $0.03-$0.10 per share.

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

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 6 -  STOCK OPTIONS (Continued)

     A summary of the status of the Company's outstanding stock options as of December 31, 2003 and 2002 and changes during the periods then ended is presented below:

                                          2003                    2002
                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
                                   Shares    Price          Shares   Price

     Outstanding, beginning of
      year                         770,000   $0.27          500,000   $ 0.27
     Granted                             -       -          520,000     0.17
     Expired/Cancelled            (370,000)   0.26         (227,778)    0.27
     Exercised                           -       -          (22,222)    0.27
                                  --------   -----         --------    -----
     Outstanding end of year       400,000   $0.27          770,000   $ 0.20
                                  ========   =====         ========    =====
     Exercisable                   400,000   $0.27          770,000   $ 0.20
                                  ========   =====         ========    =====

                    Outstanding                   Exercisable

                              Weighted
                   Number     Average     Weighted     Number       Weighted
               Outstanding    Remaining   Average      Exercisable  Average
Range of       at Dec. 31, Contractual    Exercise     at Dec.31,   Exercise
Exercise Prices     2002      Life        Price          2003       Price
---------------   ----------- ----------- --------    ----------- --------
     $    0.15      400,000   0.50          0.15        400,000     0.15

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

     On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of an accounts payable. This amount has been included in the accounts payable for December 31, 2003. The Company has written off other accounts payable which were incurred prior to 1990. The Company's legal counsel has represented that the statute of limitations for collection of the payables which were written off has expired. The Company does not intend to pay the liabilities which were written off, however there is no assurance that the creditors will not make claims against the Company.

     In April 1, 2002, the Company entered into a thirty-six month lease for its office space. The Company pays $1,850 per month at the beginning of the month. Rent expense for the year ended December 31, 2003 and 2002 was $22,200 and $20,800, respectively.

           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                         AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

                Directors and Executive Officers.

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

Philroy Brown, Jr.          VP, Production &             2/07/03
                            Product Development
                            & Sales
                            Acting President             4/15/03

Richard J. Dean             Executive VP                 2/07/03

William Tunnell             Director                     2/07/03

     Business Experience.
     --------------------

Worth P. Allred, Vice President, Research and Development, Director. Mr. Allred is 77 years of age. He has over 40 years of experience in semiconductor compound materials and is one of the world's leading experts in the field of crystal growth. Mr. Allred received a Masters degree in Nuclear Physics from Brigham Young University in 1953. He has spent the past five years conducting research in cadmium telluride and cadmium zinc telluride crystal growth at Galtech. Mr. Allred has published over 33 papers in the area of crystal growth.

Rulon Cluff, Secretary/ Treasurer and Director. Mr. Cluff is 75 years of age. Mr. Cluff has over 20 years experience in the semiconductor compound materials field in management positions as president and director and in marketing capacities. For the past eight months, Mr. Cluff has served as a member of the transition team for Galtech. During the past five years, Mr. Cluff has been active in civil aviation education and training and has also served as an advisor to Galtech and more recently, as Secretary/Treasurer.

Philroy Brown, Jr., Acting President, Vice President, Production & Product Development & Sales, and Director. Mr. Brown, age 55, has been the Laboratory Manager of Electrical Engineering at Brigham Young University for the past nine years.

Richard J. Dean, Executive Vice President and Director. Mr. Dean, 74 years old, retired from the practice of dentistry in 1976. Since 1992, he has been involved in the development of mining properties in Utah.

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

                 Board Meetings and Committees.

The Board of Directors held a total of three meetings during the calendar year ended December 31, 2003. The Compensation Committee, consisting of the Board of Directors, is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. Rulon Cluff served as Chairman of the Audit Committee and convened three meetings of that Committee during the preceding fiscal year. No director attended fewer than 75% of all meetings of the Board of Directors during the 2003 fiscal year.

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

ITEM 10. Executive Compensation.

There were no officers or directors of Galtech at December 31, 2003, whose salary and bonus for all services in all capacities exceed $100,000 for the calendar year then ended.

The following table sets forth the aggregate compensation that Galtech has paid for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------

S. Kent Holt 12/31/01    0     0     0         0           0      0       0
Former       12/31/02    0     0     0         0           0      0       0
Acting       12/31/03    0     0     0         0           0      0       0
Pres., CEO
and Director

Worth P.     12/31/01    0     0     0         0           0      0       0
Allred       12/31/02    0     0     0         0           0      0       0
VP R & D     12/31/03    0     0     0         0           0      0       0
and Director

Rulon Cluff  12/31/01    0     0     0         0           0      0       0
Sec./Treas.  12/31/02    0     0     0         0           0      0       0
and Director 12/31/03    0     0     0         0           0      0       0


We did not grant any cash compensation, deferred compensation or long-term incentive plan awards to our management during the year ended December 31, 2003, and none of our executive officers has exercised any options during that period.

               Bonuses and Deferred Compensation.

None.

                 Compensation Pursuant to Plans.

None.

                         Pension Table.

None; not applicable.

                       Other Compensation.

On February 7, 2003, our Board of Directors resolved to issue 500,000 "unregistered" and "restricted" shares of our common stock to Philroy Brown, Jr. and Richard J. Dean in connection with their elections to serve as Vice Presidents of Galtech. These shares were issued March 28, 2003.

                   Compensation of Directors.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shares of common stock beneficially owned as of March 18, 2004, by each person known by Galtech to be the beneficial owner of more the five percent of the common stock, by each director of Galtech, by the chief executive officer, and by all officers and directors of Galtech as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.


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
3621 Frankford Drive
Suite 328
Dallas, Texas 75287

(1) Based on 22,442,089 shares issued and outstanding on April 8, 2003. This figure takes into account: (i) the 20,542,089 shares issued and outstanding on that date; (ii) the 900,000 shares issued to Verity as a result of our default on the $90,000 note to Verity; and (iii) the 1,000,000 "unregistered" and "restricted" shares issued to Messrs. Brown and Dean. See the subheading "Liquidity and Capital Resources" of the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6, and the subheading "Other Compensation," Part II, Item 10 of this Report.

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

(5) This figure includes: (i) 200,000 shares that Verity currently acquired in March, 2000; (ii) 92,000 shares it purchased during 2001; and (iii) 900,000 shares that issued as a result of our default on the $90,000 Verity note. Gary Quintana, who is the managing director and the sole member of Verity, may be considered the beneficial owner of these securities.

                       Changes in Control.

To the knowledge of management, there are no present arrangements or pledges of Galtech's securities which may result in a change in control of Galtech.

ITEM 12. Certain Relationships and Related Transactions.

            Transactions with Management and Others.

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

ITEM 14. Controls and Procedures.

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



Date: 3-22-04                 By: /s/ Philroy Brown, Jr.
     --------                    ---------------------------------------------
                                  Philroy Brown, Jr.
                                  Acting President and Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3-22-04                 By: /s/ Philroy Brown, Jr.
     --------                    ---------------------------------------------
                                  Philroy Brown, Jr.
                                  Acting President and Director

Date: 3-22-04                 By: /s/ Rulon Cluff
     --------                    ---------------------------------------------
                                  Rulon Cluff, Secretary/Treasurer and
                                  Director

Date: 3-22-04                 By: /s/ Worth P. Allred
     --------                    ---------------------------------------------
                                  Worth P. Allred, VP, Research and
                                  Development and Director