Form 10QSB
period 2004-03-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2004-05-14
CIK 1093432

FORM 10-QSB



                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004



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

                                 March 31, 2004

                                   22,038,589






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

                      March 31, 2004 and December 31, 2003

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets



                                     ASSETS

                                                                                 March 31,         December 31,
                                                                                   2004                2003
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS
  Cash                                                                      $            1,641  $               21
  Deposits                                                                               1,850               1,850
                                                                            ------------------  ------------------
     Total Current Assets                                                                3,491               1,871
                                                                            ------------------  ------------------
EQUIPMENT, NET                                                                          13,135              15,557
                                                                            ------------------  ------------------
     TOTAL ASSETS                                                           $           16,626  $           17,428
                                                                            ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                          $           51,522  $           43,052
  Stock subscription payable                                                            43,550              36,050
  Notes payable                                                                         90,000              90,000
  Notes payable - related                                                               20,411              20,411
  Accrued expenses                                                                      15,606              12,596
                                                                            ------------------  ------------------
     Total Current Liabilities                                                         221,089             202,109
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000 shares
   authorized; 22,038,589 and 21,626,089 shares issued
   and outstanding, respectively                                                         5,510               5,238
  Additional paid-in capital                                                         5,512,706           5,494,490
  Deficit accumulated during the development stage                                  (5,722,679)         (5,684,409)
                                                                            ------------------  ------------------
      Total Stockholders' Equity (Deficit)                                            (204,463)           (184,681)
                                                                            ------------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                             $           16,626  $           17,428
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

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                                       From
                                                                                                   Inception on
                                                                                                   June 18, 1984
                                                             For the Three Months Ended               Through
                                                                      March 31,                      March 31,
                                                             2004                 2003                 2004
                                                      ------------------   ------------------   ------------------
SALES                                                 $                -   $                -   $          599,609

COST OF PRODUCT SOLD                                                   -                    -              676,198
                                                      ------------------   ------------------   ------------------
GROSS MARGIN                                                           -                    -              (76,589)
                                                      ------------------   ------------------   ------------------

OPERATING EXPENSES

   General and administrative                                     24,203              393,346            3,237,566
   Legal and professional                                          8,445                7,569              926,669
   Research and development                                          190                    -              641,633
   Depreciation                                                    2,422                1,890              439,680
   Loss on impairment of inventory                                     -                    -               85,708
                                                      ------------------   ------------------   ------------------
     Total Expenses                                               35,260              402,805            5,331,256
                                                      ------------------   ------------------   ------------------
Net Loss From Operations                                         (35,260)            (402,805)          (5,407,845)
                                                      ------------------   ------------------   ------------------
OTHER INCOME (EXPENSE)

   Interest expense                                               (3,010)             (11,186)            (151,311)
   Interest income                                                     -                    -               94,008
   Loss on disposal of assets                                          -                    -             (260,037)
   Miscellaneous                                                       -                    -                2,506
                                                      ------------------   ------------------   ------------------
     Total Other Income (Expense)                                 (3,010)             (11,186)            (314,834)
                                                      ------------------   ------------------   ------------------
NET LOSS                                              $          (38,270)  $         (413,991)  $       (5,722,679)
                                                      ==================   ==================   ==================


BASIC AND FULLY DILUTED LOSS
 PER SHARE                                            $            (0.00)  $            (0.02)
                                                      ==================   ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                           21,094,496           18,525,628
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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                          Consolidated Statements Stockholders' Equity


                                                                         Additional
                                             Common Stock                Paid - In        Accumulated         Total
                                        Shares          Amount            Capital            Deficit      Equity (Deficit)
                                      ----------     -------------     -------------     --------------   ---------------
Balance December 31, 2002             15,950,424     $       3,988     $   5,126,506     $   (5,237,530)   $    (107,036)
                                      ----------     -------------     -------------     --------------    -------------
January 17, 2003, common
 stock issued for services
 at $0.055 per share                      84,000                21             4,597                  -            4,618

January 27, 2003, common
 stock issued for services at
 $0.06 per share                          45,000                11             2,689                  -            2,700

February 13, 1003, common
 stock issued for services
 at $0.08 per share                    3,750,000               937           299,063                  -          300,000

February 15, 2003, common
 stock issued for cash at
 $0.03 and $0.10 per share               676,665               168            33,082                  -           33,250

March 13, 2003, common
 stock issued for services
 at $0.0065 per share                     50,000                13             3,237                  -            3,250

March 17, 2003, common
 stock issued for services
 at $0.0065 per share                     70,000                18             4,533                  -            4,551

April 10, 2003, common
 stock issued for cash
 at $0.03 per share                       48,000                12            11,988                  -           12,000

April 15, 2003, common
 stock issued for services at
 $0.05 per share                          18,500                 5               920                  -              925

June 10, 1003, common
 stock issued for services
 at $0.04 per share                       18,500                 5               735                  -              740

July 1, 2003, common
 stock issued for cash at
 $0.03 per share                         240,000                60             7,140                  -            7,200

Net loss for the year
 ended December 31, 2003                       -                 -                 -           (446,879)        (446,879)
                                      ----------     -------------     -------------     --------------    -------------

Balance, December 31, 2003            20,951,089     $       5,238     $   5,494,490     $   (5,684,409)   $    (184,681)
                                      ----------     -------------     -------------     --------------    -------------


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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                          Consolidated Statements Stockholders' Equity


                                                                         Additional
                                             Common Stock                Paid - In        Accumulated         Total
                                        Shares          Amount            Capital            Deficit      Equity (Deficit)
                                      ----------     -------------     -------------     --------------   ---------------
Balance, December 31, 2003            20,951,089     $       5,238     $   5,494,490     $   (5,684,409)   $    (184,681)

March 19, 2004, common
  stock issued for services
  at $0.017 per share                  1,087,500               272            18,216                  -            18,488

Net loss for the three months
  ended March 31, 2004
  (unaudited)                                  -                 -                 -            (38,270)         (38,270)
                                      ----------     -------------     -------------     --------------    -------------
Balance, March 31, 2004
  (unaudited)                         22,038,589     $       5,510     $   5,512,706     $   (5,722,679)   $    (204,463)
                                      ==========     =============     =============     ==============    =============



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

                                 GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                              AND SUBSIDIARIES
                                        (A Development Stage Company)
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                                                                        From
                                                                                                    Inception on
                                                            For the Three Months Ended               June 18, 1984
                                                                       March 31,                       Through
                                                           ----------------------------------          March 31,
                                                               2004                 2003                 2004
                                                           -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $     (38,270)       $    (413,991)       $  (5,722,679)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                  2,422                1,890              439,680
     Amortization of interests and debt issue costs                    -               10,204               48,302
     Common stock issued for services                             18,488              380,120            1,800,595
     Loss on disposal of property                                      -                    -              241,238
     Loss on impairment of inventory                                   -                    -               85,708
     Contributed services                                              -                    -                8,750
     Stock subscription expensed                                       -                    -              388,002
   Changes in operating assets and liabilities:
     (Increase) in inventory                                           -                    -              (85,708)
     (Increase) in prepaid expenses                                    -                    -               (1,850)
     Increase (decrease) in accounts payable                       8,470                3,042               10,957
     Increase (decrease) in accrued liabilities                    3,010                  315               75,277
                                                           -------------        -------------        -------------
       Net Cash (Used) by Operating Activities                    (5,880)             (18,420)          (2,711,728)
                                                           -------------        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                -                    -             (723,732)
   Purchase of treasury stock                                          -                    -              (19,450)
   Stock subscription                                                  -                    -             (732,300)
                                                           -------------        -------------        -------------
       Net Cash (Used) from Investing Activities                       -                    -           (1,475,482)
                                                           -------------        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                          -                    -               82,027
   Proceeds from note payable - related                                -                9,000              563,786
   Repayments of note payable - related                                -               (4,000)            (447,761)
   Sale of treasury stock                                              -                    -            1,911,183
   Stock subscription                                              7,500                    -              781,850
   Common stock issued for cash                                        -               33,250            1,297,766
                                                           -------------        -------------        -------------
     Net Cash (Used) Provided by Financing
      Activities                                           $       7,500        $      38,250        $   4,188,851
                                                           -------------        -------------        -------------


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


                                                                                                        From
                                                                                                    Inception on
                                                            For the Three Months Ended               June 18, 1984
                                                                       March 31,                       Through
                                                           ----------------------------------          March 31,
                                                               2004                 2003                 2004
                                                           -------------        -------------        -------------
INCREASE IN CASH                                           $       1,620        $      19,830        $       1,641

CASH  AT BEGINNING OF PERIOD                                          21                  338                    -
                                                           -------------        -------------        -------------
CASH AT END OF PERIOD                                      $       1,641        $      20,168        $       1,641
                                                           =============        =============        =============


                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR

 Interest                                                  $           -        $          81        $      85,687
 Income taxes                                              $           -        $           -        $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                        $      18,488        $     380,120        $   1,800,595
   Common stock issued for debt                            $           -        $           -        $      61,997
   Common stock issued for loan costs                      $           -        $           -        $      40,329
   Common stock issued for equipment                       $           -        $           -        $      24,106
   Contributed services                                    $           -        $           -        $       8,750



               The accompanying notes are an integral part of these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

Galtech Management has recently gone through a reorganization of the Board of Directors. Messrs. Rulon Cluff, Richard Dean and Philroy Brown have resigned from the Board. Messrs. Gary Quintana and Edward Bloom have been elected to the Board of Directors. William Tunnell remains as an additional Board member. Further, in a unanimous vote of the Company's Board of Directors, Mr. Quintana was elected as the new President of Galtech and Mr. Bloom, also by unanimous vote, was elected Secretary/Treasurer of the Company.

The new Board of Directors is reviewing a letter of intent to acquire an electronic parts manufacturing company. If the letter of intent is favorably acted on, Galtech will attempt to expand the company's base of operations beyond the research and development of semiconductor material for the first time in our history. Further information will be made public as this initiative goes forward.

With this possible new direction, and the reorganization, the Board is further considering a corporate name change to reflect a new business direction for Galtech.

In Galtech's current core business of semiconductor material, important progress has been made toward a finished product. At the current time semiconductor material is being refined for specific device testing. This testing, which should begin within a 30 day window, will give the company a better understanding of the materials potential uses. While the company has sufficient funding to complete this testing phase, additional funding will be required to complete final development of the process for more intensive production. In addition, Galtech is in the initial phase of developing a completely new growth process for its semiconductor materials. This is being done under the auspices of Mr. Philroy Brown, recently elected as the Vice President of Production Semiconductor Materials Development for Galtech.

Galtech can provide no assurance that it will ever be able to obtain sufficient funding to meet its objective of commercial development of exotic semiconductor materials. However, in addressing this concern, the company is actively pursuing additional funding under the purview of Galtech's SB2 filing filed with the SEC some time ago.


Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the three months ended March 31, 2004, and 2003. Operating expenses for those periods were $35,260 and $402,805, respectively, resulting in a net loss for those periods of ($38,270) and ($413,991).


Liquidity and Capital Resources.

We had total current assets as of March 31, 2004, of $3,491, of which $1,850 was deposits and $1,641 was cash. As of March 31, 2004, our total current liabilities were $221,089.

We will not be able to conduct any material research and development activities until we receive substantial additional funding. We cannot assure you that we will be able to receive any such funding.

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




                                     Galtech Semiconductor Materials Corporation



Date:  5/13/04                             By: /s/  William Tunnell
                                              ------------------------------
                                               William Tunnell
                                               Director


Date: 5/13/04                              By: /s/  Edward Bloom
                                              ------------------------------
                                               Edward Bloom
                                               Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-Q (SB) for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I William Tunnell, Director of the Company, and I Edward Bloom, Secretary/Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:  5/13/04                             By: /s/  William Tunnell
                                              ------------------------------
                                               William Tunnell
                                               Director


Date: 5/13/04                              By: /s/  Edward Bloom
                                              ------------------------------
                                               Edward Bloom
                                               Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, William Tunnell, Director of Galtech Semiconductor Materials Corporation, and subsidiaries (the "registrant"), certify that:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report; and based on such evaluation,

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: 5/13/04


/s/ William Tunnell
-----------------------
William tunnell
Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Edward Bloom, Secretary/Treasurer, of Galtech Semiconductor Materials Corporation, and subsidiaries (the "registrant"), certify that:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report; and based on such evaluation,

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: 4/13/04


/s/ Edward Bloom
-----------------------
Edward Bloom
Secretary/Treasurer