Form 10QSB
period 2004-06-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2004-08-26
CIK 1093432

FORM 10-QSB



        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004



        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________.


                           Commission File No. 0-27177


                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                UTAH                                        87-0427597
   --------------------------------                ---------------------------
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

                                  June 30, 2004

                                   38,686,919






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

                       June 30, 2004 and December 31, 2003

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets


                                                     ASSETS

                                                                                  June 30,         December 31,
                                                                                    2004               2003
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS

  Cash                                                                      $            6,432  $               21
  Deposits                                                                               1,850               1,850
                                                                            ------------------  ------------------
     Total Current Assets                                                                8,282               1,871
                                                                            ------------------  ------------------

EQUIPMENT, NET                                                                          10,713              15,557
                                                                            ------------------  ------------------
     TOTAL ASSETS                                                           $           18,995  $           17,428
                                                                            ==================  ==================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                                          $            4,036  $           43,052
  Stock subscription payable                                                                 -              36,050
  Notes payable                                                                          8,411              90,000
  Notes payable - related                                                                    -              20,411
  Accrued expenses                                                                       3,692              12,596
                                                                            ------------------  ------------------
     Total Current Liabilities                                                          16,139             202,109
                                                                            ------------------  ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000 shares
   authorized; 38,686,919 and 20,951,089 shares issued
   and outstanding, respectively                                                         9,672               5,238
  Additional paid-in capital                                                         5,780,094           5,494,490
  Deficit accumulated during the development stage                                  (5,786,910)         (5,684,409)
                                                                            ------------------  ------------------
      Total Stockholders' Equity (Deficit)                                               2,856            (184,681)
                                                                            ------------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $           18,995  $           17,428
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

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)

                                                                                                                          From
                                                                                                                      Inception on
                                                                                                                     June 18, 1984
                                                  For the Three Months Ended          For the Six Months Ended           Through
                                                            June 30,                          June 30,                   June 30,
                                                     2004              2003             2004              2003             2004
                                                 ------------     ------------      ------------      ------------     ------------
SALES                                            $          -     $          -      $          -      $          -     $    599,609

COST OF PRODUCT SOLD                                        -                -                 -                 -          676,198
                                                 ------------     ------------      ------------      ------------     ------------
GROSS MARGIN                                                -                -                 -                 -          (76,589)
                                                 ------------     ------------      ------------      ------------     ------------

OPERATING EXPENSES

   General and administrative                         161,045           11,547           185,248           404,893        3,398,611
   Legal and professional                               3,942            6,031            12,387            13,600          930,611
   Research and development                                 -                -               190                 -          641,633
   Depreciation                                         2,422            2,422             4,844             4,312          442,102
   Loss on impairment of inventory                          -                -                 -                 -           85,708

     Total Expenses                                   167,409           20,000           202,669           422,805        5,498,665

Net Loss From Operations                             (167,409)         (20,000)         (202,669)         (442,805)      (5,575,254)

OTHER INCOME (EXPENSE)

   Interest expense                                      (119)          (3,010)           (3,129)          (14,196)        (151,430)
   Interest income                                          -                -                 -                 -           94,008
   Loss on disposal of assets                               -                -                 -                 -         (260,037)
   Gain on release of debt                             40,563                -            40,563                 -           40,563
   Gain on extinguishment of debt                      62,734                -            62,734                 -           62,734
   Miscellaneous                                            -                -                 -                 -            2,506

     Total Other Income (Expense)                     103,178           (3,010)          100,168           (14,196)        (211,656)

NET LOSS                                         $    (64,231)    $    (23,010)     $   (102,501)     $   (437,001)    $ (5,786,910)
                                                 ============     ============      ============      ============     ============

BASIC LOSS PER SHARE                             $      (0.00)    $      (0.00)     $      (0.00)     $      (0.02)
                                                 ============     ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                32,367,868       21,626,089        29,739,132        19,898,111
                                                 ============     ============      ============      ============




             The accompanying notes are an integral part of these consolidated financial statements.

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                          Consolidated Statements Stockholders' Equity
                                                           (Unaudited)


                                             Common Stock                 Additional
                                     -----------------------------        Paid - In        Accumulated            Total
                                       Shares             Amount           Capital           Deficit        Equity (Deficit)
                                     -----------      ------------      ------------       ------------      ------------
Balance December 31, 2002             15,950,424      $      3,988      $  5,126,506       $ (5,237,530)     $   (107,036)

January 17, 2003, common
 stock issued for services
 at $0.055 per share                      84,000                21             4,597                  -             4,618

January 27, 2003, common
 stock issued for services at
 $0.06 per share                          45,000                11             2,689                  -             2,700

February 13, 1003, common
 stock issued for services
 at $0.08 per share                    3,750,000               937           299,063                  -           300,000

February 15, 2003, common
 stock issued for cash at
 $0.03 and $0.10 per share               676,665               168            33,082                  -            33,250

March 13, 2003, common
 stock issued for services
 at $0.0065 per share                     50,000                13             3,237                  -             3,250

March 17, 2003, common
 stock issued for services
 at $0.0065 per share                     70,000                18             4,533                  -             4,551

April 10, 2003, common
 stock issued for cash
 at $0.03 per share                       48,000                12            11,988                  -            12,000

April 15, 2003, common
 stock issued for services at
 $0.05 per share                          18,500                 5               920                  -               925

June 10, 1003, common
 stock issued for services
 at $0.04 per share                       18,500                 5               735                  -               740

July 1, 2003, common
 stock issued for cash at
 $0.03 per share                         240,000                60             7,140                  -             7,200

Net loss for the year
 ended December 31, 2003                       -                 -                 -           (446,879)        (446,879)
                                     -----------      ------------      ------------       ------------      ------------
Balance, December 31, 2003            20,951,089      $      5,238      $  5,494,490       $ (5,684,409)     $  (184,681)
                                     -----------      ------------      ------------       ------------      ------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements Stockholders' Equity (Continued)
                                                           (Unaudited)


                                                                         Additional
                                             Common Stock                 Paid - In        Accumulated            Total
                                       Shares             Amount           Capital           Deficit        Equity (Deficit)
                                     -----------      ------------      ------------       ------------      ------------
Balance, December 31, 2003            20,951,089  $          5,238   $     5,494,490  $      (5,684,409) $       (184,681)

January 12, 2004, common
stock issued for services at
$0.015 per share (unaudited)           4,000,000             1,000            59,000                  -            60,000

January 16, 2004, common
stock issued for debt at
$0.011 per share (unaudited)             900,000               225             9,675                  -             9,900

March 15, 2004, common
stock issued for stock
subscription payable (unaudited)       1,678,330               420            43,130                  -            43,550

March 19, 2004, common
stock issued for services
at $0.017 per share (unaudited)        1,087,500               272            18,216                  -            18,488

May 12, 2004, common stock
issued for debt at $0.023
per share (unaudited)                  1,800,000               450            40,950                  -            41,400

May 12, 2004, common stock
issued for services at $0.023
per share (unaudited)                  5,000,000             1,250            77,750                  -            79,000

May 12, 2004, common stock
issued for stock subscription
payable (unaudited)                    2,270,000               567            22,133                  -            22,700

May 27,2004, common stock
issued for services at $0.015
per share (unaudited)                  1,000,000               250            14,750                  -            15,000

Net loss for the six months
ended June 30, 2004
(unaudited)                                    -                 -                 -           (102,501)         (102,501)
                                     -----------      ------------      ------------       ------------      ------------
Balance, June 30, 2004
(unaudited)                           38,686,919      $      9,672      $  5,780,094       $ (5,786,910)     $      2,856
                                     ===========      ============      ============       ============      ============



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

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                        From
                                                                                                    Inception on
                                                                                                    June 18, 1984
                                                                For the Six Months Ended               Through
                                                                        June 30,                        June 30,
                                                                2004                 2003                 2004
                                                           -------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $    (102,501)        $   (437,001)        $ (5,786,910)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                  4,844                4,312              442,102
     Amortization of debt issue costs                                  -               10,204               48,302
     Common stock issued for services                            143,084              380,120            1,925,191
     Gain on release of debt                                     (40,563)                   -              (40,563)
     Loss on disposal of property                                      -                    -              241,238
     Loss on impairment of inventory                                   -                    -               85,708
     Contributed services                                              -                    -                8,750
     Stock subscription expensed                                       -                    -              388,002
   Changes in operating assets and liabilities:
     (Increase) in inventory                                           -                    -              (85,708)
     (Increase) in prepaid expenses                                    -                    -               (1,850)
     Increase (decrease) in accounts payable                       1,547                  387                4,034
     Increase (decrease) in accrued liabilities                        -                3,325               72,267
                                                           -------------         ------------         ------------
       Net Cash Used by Operating Activities                       6,411              (38,653)          (2,699,437)
                                                           -------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                -                    -             (723,732)
   Purchase of treasury stock                                          -                    -              (19,450)
   Stock subscription                                                  -                    -             (732,300)
                                                           -------------         ------------         ------------
       Net Cash Used from Investing Activities                         -                    -           (1,475,482)
                                                           -------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                          -                    -               82,027
   Proceeds from note payable - related                                -                9,000              563,786
   Repayments of note payable - related                                -               (4,000)            (447,761)
   Sale of treasury stock                                              -                    -            1,911,183
   Proceeds from stock subscription                                    -                2,100               20,100
   Cancellation of stock subscription                                  -                                   754,250
   Common stock issued for cash                                        -                33,250            1,297,766
                                                           -------------         ------------         ------------
     Net Cash Provided by Financing
      Activities                                           $           -         $     40,350         $  4,181,351
                                                           -------------         ------------         ------------


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


                                                                                                        From
                                                                                                    Inception on
                                                                                                    June 18, 1984
                                                                For the Six Months Ended               Through
                                                                        June 30,                        June 30,
                                                                2004                 2003                 2004
                                                           -------------         ------------         ------------
INCREASE (DECREASE) IN CASH                                $       6,411         $      1,697         $      6,432

CASH AT BEGINNING OF PERIOD                                           21                  338                    -
                                                           -------------         ------------         ------------
CASH END OF PERIOD                                         $       6,432         $      2,035         $      6,432
                                                           =============         ============         ============


                                      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR

 Interest                                                  $           -         $         81         $     85,687
 Income taxes                                              $           -         $          -         $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                         $     143,084         $    380,120         $  1,925,191
  Common stock issued for debt                             $     110,904         $          -         $    172,901
  Common stock issued for loan costs                       $           -         $          -         $     12,000
  Options issued for loan costs                            $           -         $          -         $     28,329
  Common stock issued for equipment                        $           -         $          -         $     24,106
  Contributed services                                     $           -         $          -         $      8,750



             The accompanying notes are an integral part of these consolidated financial statements.

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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


Plan of Operation.
------------------

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


Results of Operations.
----------------------

We have not had any material operations since approximately 1990. We did not receive any revenues during the three months ended June 30, 2004, and 2003. Operating expenses for those periods were $167,409 and $20,000, respectively, resulting in a net loss for those periods of ($64,231) and ($23,010).


Liquidity and Capital Resources.
--------------------------------

We had total current assets as of June 30, 2004, of $8,282, of which $1,850 was deposits and $6,432 was cash. As of June 30, 2004, our total current liabilities were $16,139.

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


                                               Galtech Semiconductor Materials
                                               Corporation


Date: 8/23/04                                  By: /s/  William Tunnell
                                                  ----------------------------
                                                  William Tunnell
                                                  Director


Date: 8/23/04                                  By: /s/  Edward Bloom
                                                  ----------------------------
                                                  Edward Bloom
                                                  Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-Q (SB) for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I William Tunnell, Director of the Company, and I Edward Bloom, Secretary/Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 8/23/04                                  By: /s/  William Tunnell
                                                  ----------------------------
                                                  William Tunnell
                                                  Director


Date: 8/23/04                                  By: /s/  Edward Bloom
                                                  ----------------------------
                                                  Edward Bloom
                                                  Secretary/Treasurer

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


Date: 8/23/04


/s/ William Tunnell
----------------------
William tunnell
Director

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


Date: 8/23/04


/s/ Edward Bloom
-------------------------
Edward Bloom
Secretary/Treasurer