Form 10QSB
period 2004-09-30
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2004-12-23
CIK 1093432

FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2004


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

                               September 30, 2004
                               ------------------
                                   68,188,919


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

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                        AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets

                                             ASSETS

                                                                               September 30,       December 31,
                                                                                    2004               2003
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS

  Cash                                                                      $                -  $               21
  Deposits                                                                                   -               1,850
  Prepaid expenses                                                                       1,600                   -
  Inventory                                                                            101,373                   -
  Accounts receivable                                                                   47,853                   -
  Accounts receivable - related                                                            150                   -
                                                                            ------------------  ------------------
     Total Current Assets                                                              150,976               1,871
                                                                            ------------------  ------------------

FIXED ASSETS, NET                                                                       19,350              15,557
                                                                            ------------------  ------------------
OTHER ASSETS

  Goodwill                                                                             544,650                   -
                                                                            ------------------  ------------------
    Total Other Assets                                                                 544,650                   -
                                                                            ------------------  ------------------
      TOTAL ASSETS                                                          $          714,976  $           17,428
                                                                            ==================  ==================





            The accompanying notes are an integral part of these consolidated financial statements.

                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                        AND SUBSIDIARIES
                                  (A Development Stage Company)
                             Consolidated Balance Sheets (Continued)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,       December 31,
                                                                                    2004               2003
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                                            $           23,728  $                -
  Shareholder payable                                                                    8,500                   -
  Accounts payable                                                                      74,423              43,052
  Notes payable                                                                          8,411              90,000
  Notes payable - related                                                                    -              20,411
  Accrued expenses                                                                      38,404              12,596
  Accrued expenses - related parties                                                       180                   -
                                                                            ------------------  ------------------
     Total Current Liabilities                                                         153,646             166,059
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.00025 par value, 200,000,000 shares
   authorized; 68,188,919 and 20,951,089 shares issued
   and outstanding, respectively                                                        17,048               5,238
  Additional paid-in capital                                                         6,573,219           5,494,490
  Stock subscription payable                                                             2,500              36,050
  Deficit accumulated during the development stage                                  (6,031,437)         (5,684,409)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                              561,330            (148,631)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $          714,976  $           17,428
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

                                                        3

                                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                        AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                                           From
                                                                                                                       Inception on
                                                                                                                      June 18, 1984
                                                   For the Three Months Ended         For the Nine Months Ended           Through
                                                        September 30,                       September 30,              September 30,
                                                    2004              2003             2004              2003              2004
                                                -------------    -------------     -------------     -------------    -------------
SALES                                           $     172,820    $           -     $     172,820     $           -    $     772,429
COST OF PRODUCT SOLD                                   15,447                -            15,447                 -          691,645
                                                -------------    -------------     -------------     -------------    -------------
GROSS MARGIN                                          157,373                -           157,373                 -           80,784
                                                -------------    -------------     -------------     -------------    -------------
OPERATING EXPENSES

   General and administrative                         214,710            9,036           399,958           413,929        3,613,321
   Legal and professional                              10,429            4,340            22,816            17,940          941,040
   Research and development                               190                -               380                 -          641,823
   Depreciation                                         2,825            2,422             7,669             6,734          444,927
   Loss on impairment of inventory                          -                -                 -                 -           85,708
   Payroll expense                                     67,027                -            67,027                 -           67,027
                                                -------------    -------------     -------------     -------------    -------------
     Total Expenses                                   295,181           15,798           497,850           438,603        5,793,846
                                                -------------    -------------     -------------     -------------    -------------
       Loss From Operations                          (137,808)         (15,798)         (340,477)         (438,603)      (5,713,062)
                                                -------------    -------------     -------------     -------------    -------------
OTHER INCOME (EXPENSE)

   Interest expense                                    (6,305)          (3,010)           (9,434)          (17,206)        (157,735)
   Gain on release of debt                                  -                -            40,563                 -           40,563
   Interest income                                          -                -                 -                 -           94,008
   Loss on disposal of assets                                          (18,799)                -           (18,799)        (260,037)
   Miscellaneous                                            -                -                 -                 -            2,506
   Net loss on extinguishment of debt                (100,414)               -           (37,680)                -          (37,680)
                                                -------------    -------------     -------------     -------------    -------------
     Total Other Income (Expense)                    (106,719)         (21,809)           (6,551)          (36,005)        (318,375)
                                                -------------    -------------     -------------     -------------    -------------
NET LOSS                                        $    (244,527)   $     (37,607)    $    (347,028)    $    (474,608)   $  (6,031,437)
                                                =============    =============     =============     =============    =============
BASIC LOSS PER SHARE                            $       (0.00)   $       (0.00)    $       (0.01)    $       (0.02)
                                                =============    =============     =============     =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                55,686,919       20,355,550        38,451,528        20,355,550
                                                =============    =============     =============     =============



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

                                                               4

                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                        AND SUBSIDIARIES
                                  (A Development Stage Company)
                    Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock               Additional
                                    ------------------------------        Paid-In           Accumulated
                                       Shares            Amount           Capital             Deficit
                                    ------------      ------------      ------------       ------------
Balance, December 31, 2003            20,951,089      $      5,238      $  5,494,490       $ (5,684,409)

January 12, 2004, common stock
  issued for services at $0.015
  per share (unaudited)                4,000,000             1,000            59,000                  -

January 16, 2004, common stock
  issued for debt at $0.011
  per share (unaudited)                  900,000               225             9,675                  -

March 15, 2004, common stock
  issued for stock subscription
  payable (unaudited)                  1,678,330               419            43,131                  -

March 19, 2004, common stock
  issued for services at $0.017
  per share (unaudited)                1,087,500               272            18,216                  -

May 12, 2004, common stock
  issued for debt at $0.023 per
  share (unaudited)                    1,800,000               450            40,950                  -

May 12, 2004 common stock
  issued for services at $0.023
  per share (unaudited)                6,000,000             1,500            92,500                  -

May 12, 2004, common stock
  issued for stock subscription
  payable (unaudited)                  1,270,000               318            12,383                  -

May 27, 2004, common stock
  issued for services at $0.015
  per share (unaudited)                1,000,000               250            14,750                  -

July 9, 2004, common stock
  issued for the acquisition of
  Artisan Magnetics (unaudited)        8,000,000             2,000           278,000                  -

August 16, 2004, common stock
  issued for services at $0.025
  per share (unaudited)               20,000,000             5,000           495,000                  -
                                    ------------      ------------      ------------       ------------
Balance Forward                       66,686,919      $     16,672      $  6,558,095       $ (5,684,409)
                                    ------------      ------------      ------------       ------------



         The accompanying notes are an integral part of these consolidated financial statements.

                           GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                        AND SUBSIDIARIES
                                  (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                              Common Stock               Additional
                                    ------------------------------        Paid-In           Accumulated
                                       Shares            Amount           Capital             Deficit
                                    ------------      ------------      ------------       ------------
Balance Forward                       66,686,919      $     16,672      $  6,558,095       $ (5,684,409)

August 23, 2004, common stock
  issued for stock subscription
  payable (unaudited)                  1,550,000               388            15,112                  -

September 23, 2004, common stock
  cancelled (unaudited)                  (48,000)              (12)               12                  -

Net loss for the nine months ended
  September 30, 2004 (unaudited)               -                 -                 -           (347,028)
                                    ------------      ------------      ------------       ------------
Balance September 30, 2004
  (unaudited)                         68,188,919      $     17,048      $  6,573,219       $ (6,031,437)
                                    ============      ============      ============       ============




         The accompanying notes are an integral part of these consolidated financial statements.

                                                  6

                                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                                AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                                         From
                                                                                                     Inception on
                                                               For the Nine Months Ended            June 18, 1984
                                                                      September 30,                     Through
                                                           ----------------------------------        September 30,
                                                                2004                2003                  2004
                                                           -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $    (347,028)       $    (474,608)       $  (6,031,437)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                                  7,669                6,734              444,927
     Amortization of debt issue costs                                  -               10,204               48,302
     Common stock issued for services                            187,488              380,120            1,969,595
     (Gain) on release of debt                                   (40,563)                   -              (40,563)
     Loss on extinguishment of debt                               37,680                    -               37,680
     Loss on disposal of property and equipment                        -               18,799              241,238
     Loss on impairment of inventory                                   -                    -               85,708
     Contributed services                                              -                    -                8,750
     Stock subscription expensed                                       -                    -              388,002
   Changes in operating assets and liabilities:
     (Increase) in inventory                                     (70,179)                   -             (155,887)
     (Increase) in accounts receivable                           (36,275)                   -              (36,275)
     (Increase) in accounts receivable - related                     (75)                   -                  (75)
     Decrease in other assets                                      3,700                    -                3,700
     Decrease in prepaid expenses                                  1,850                    -                    -
     Increase (decrease) in accounts payable                      52,267               (1,066)              54,754
     Increase in accrued liabilities                              19,403                6,336               91,670
     Increase in accrued liabilities - related                    65,242                    -               65,242
                                                           -------------        -------------        -------------
       Net Cash Used by Operating Activities                    (118,821)             (53,481)          (2,824,669)
                                                           -------------        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                       (5,999)                   -               (5,999)
   Capital expenditures                                                -                    -             (723,732)
   Purchase of treasury stock                                          -                    -              (19,450)
   Stock subscription                                                  -                    -             (732,300)
                                                           -------------        -------------        -------------
       Net Cash Used from Investing Activities             $      (5,999)       $           -        $  (1,481,481)
                                                           -------------        -------------        -------------


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

                                                                                                         From
                                                                                                     Inception on
                                                               For the Nine Months Ended            June 18, 1984
                                                                      September 30,                     Through
                                                           ----------------------------------        September 30,
                                                                2004                2003                  2004
                                                           -------------        -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                              $      69,761        $           -        $     151,788
   Proceeds from note payable - related                                -                9,000              563,786
   Repayments of note payable - related                                -               (4,000)            (447,761)
   Sale of treasury stock                                              -                    -            1,911,183
   Proceeds from stock subscription                               38,200               14,950               58,300
   Cancellation of stock subscription                                  -                    -              754,250
   Common stock issued for cash                                        -               33,250            1,297,766
   Purchase of cash overdraft in acquisition                       8,338                    -                8,338
   Proceeds from shareholder payable                               8,500                    -                8,500
                                                           -------------        -------------        -------------
     Net Cash Provided by Financing Activities                   124,799               53,200            4,306,150

INCREASE (DECREASE) IN CASH                                          (21)                (281)                   -

CASH AT BEGINNING OF PERIOD                                           21                  338                    -
                                                           -------------        -------------        -------------
CASH END OF PERIOD                                         $           -        $          57        $           -


                                 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR

 Interest                                                  $           -        $          81        $      85,687
 Income taxes                                              $           -        $           -        $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                         $     187,488        $     380,120        $   1,969,596
  Common stock issued for debt                             $     551,301        $           -        $     613,298
  Common stock issued for loan costs                       $           -        $           -        $      12,000
  Options issued for loan costs                            $           -        $           -        $      28,329
  Common stock issued for equipment                        $           -        $           -        $      24,106
   Contributed services                                    $           -        $           -        $       8,750
Common stock issued for acquisition                        $     280,000        $           -        $     280,000



              The accompanying notes are an integral part of these consolidated financial statements.

                                                         8

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS

         On June 11, 2004, the Company entered into a Stock Exchange Agreement (the "Agreement"), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Artisan Magnetics, Inc., an Alabama corporation ("Artisan"). The Agreement was amended on September 3, 2004. According to the terms of the Agreement, the Company acquired all of the issued and outstanding shares of common stock of Artisan, in exchange for 8,000,000 shares of the Company's common stock, which was valued on the date of issuance at $280,000. Additionally, the Company assumed all of Artisan's debt as of the date of the acquisition. Artisan operates as a design development and manufacturing house for power conversion and energy storage electronic components. Below we have presented the proforma income statements for the consolidated Company as if they had been combined for the nine months ended September 30, 2003 and 2004.

                                                     For the Nine Months Ended
                                                           September 30,
                                                   ---------------------------
                                                       2003            2004
                                                   -----------     -----------
         Revenue                                   $    38,105     $   172,820
         Net loss from continuing operations          (620,478)       (799,848)
                                                   -----------     -----------
         Net loss                                  $  (582,373)    $  (627,028)
                                                   ===========     ===========
         Loss per share                            $     (0.03)    $     (0.02)
                                                   ===========     ===========
         Weighted average number of
           shares outstanding                       20,355,550      38,451,528
                                                   ===========     ===========

         The acquisition resulted in goodwill of $544,650. The Company is in the process of evaluating the goodwill to determine if any of the excess purchase price can be allocated to identifiable tangible or intangible assets. The Company acquired the following assets and liabilities on June 11, 2004:

         Prepaid expenses                                                 1,600
         Inventory                                                       31,194
         Accounts receivable                                             11,578
         Accounts receivable - related                                       75
         Equipment, net                                                   5,463
         Patent rights                                                    3,700
                                                                    -----------
                            Total Assets                                 53,610

         Cash overdraft                                                  15,390
         Accounts payable                                                19,667
         Accrued Expenses                                                43,054
         Notes payable - related                                         13,100
         Notes payable                                                  227,049
                                                                    -----------
                            Total Liabilities                           306,460
                                                                    -----------
         Net Liabilities in Excess of Assets                            264,650
         Common Stock Issued for Acquisition                            280,000
                                                                    -----------
         Goodwill                                                   $   544,650
                                                                    ===========

                   GALTECH SEMICONDUCTOR MATERIALS CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 4 - SUBSEQUENT EVENTS

         On October 26, 2004, the Company formed a new subsidiary named International Amateur Sports Championships, Inc. (IASC). IASC is a Wyoming corporation with 100,000,000 common shares authorized, a par value of $0.00025, and 5,000 preferred shares authorized, par value of $1.00. IASC authorized the issuance of 16,000,000 shares of common stock to the Company and authorized a Private Placement of IASC common stock to raise up to $2,000,000 to fund IASC. Although IASC was formed on October 26, 2004, the initial organizational meeting was not held until December 14, 2004. The corporation was formed in order to purchase up to fifty one per cent (51%) of United States Amateur Motocross Championships, Inc. (USAMXC), a privately held New Mexico corporation, and to engage in the business of organizing and promoting membership participation in various sports by sponsoring tournaments, for amateur participants, along with USAMXC using their business model. The purchase price for the 51% ownership of USAMXC is $1,000,000. USAMXC is a start-up company that is currently organizing amateur motocross races throughout the Country.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.


Management Discussion:

This discussion covers both Galtech Semiconductor Material (GSM) and, Artisan Magnetics, a wholly owned subsidiary of GSM. Since the reorganization of the Company's Board of Directors, there has been a new synergy within the Company. The acquisition of Artisan Magnetics has proven to be a powerful step in the right direction for Galtech.

Galtech Semiconductor Materials - GSM has had a history of Research and Development in the manufacturing/growth and refinement of exotic materials for science and industry. GSM is attempting to get the efforts of this division more focused on delivering a specific product to the customer. GSM will take delivery of new and unique growth equipment in the fall of this year. Hopefully, this will facilitate a larger and more pure growth material product. Additionally, the division has moved into larger facilities, which has already enhanced the operation.

Artisan Magnetics - Artisan has also moved into a larger plant to facilitate the rapid growth they are experiencing. Artisan has a series of excellent relationships with electrical suppliers and end users, which continues to enhance the Company's growth. Artisan has capitalized on the trend from American companies to move away from foreign products due to a high rate of part rejection because of low quality.


Results of Operations.

We have not had any material operations since approximately 1990. Revenues during the three months ended September 30, 2004, and 2003 were $172,820 and 0, respectively. Operating expenses for those periods were $295,181 and $15,798, respectively, resulting in a net loss for those periods of ($244,527) and ($37,607).


Liquidity and Capital Resources.

We had total current assets as of September 30, 2004, of $150,976, of which $101,373 was inventory, $47,853 was accounts receivable, $1,600 was prepaid expense and $150 was related accounts receivable. As of September 30, 2004, our total current liabilities were $153,646.

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

                                     Galtech Semiconductor Materials Corporation



Date: 12/22/04                       By: /s/  Gary Quintana
                                        ----------------------------------------
                                        Gary Quintana
                                        President


Date: 12/22/04                       By: /s/  Edward Bloom
                                        ----------------------------------------
                                        Edward Bloom
                                        Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Galtech Semiconductor Materials Corporation (the "Company") on Form 10-Q (SB) for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I Gary Quintana, President of the Company, and I Edward Bloom, Secretary/Treasurer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 12/22/04                                    By:/s/ Gary Quintana
                                                     ---------------------------
                                                     Gary Quintana
                                                     President


Date: 12/22/04                                    By: /s/ Edward Bloom
                                                     ---------------------------
                                                     Edward Bloom
                                                     Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Gary Quintana, President of Galtech Semiconductor Materials Corporation, and subsidiaries (the "registrant"), certify that:

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


Date: 12/22/04

/s/ Gary Quintana
---------------------
Gary Quintana
President

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


Date: 12/22/04


/s/ Edward Bloom
----------------------
Edward Bloom
Secretary/Treasurer