Form 10KSB
period 2004-12-31
GALTECH SEMICONDUCTOR MATERIALS CO
filed 2007-07-16
CIK 1093432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Transition Period from_______ to _______

Commission File Number 0-27177

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

(Name of small business issuer in its charter)

UTAH	87-0427597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25308 SE 35th Street

Issaquah, WA 98029-7728

(Address of principal executive offices)

Issuer’s telephone number, including area code: (425) 417-6968

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

(1) Yes ☐ No [X ] (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2004 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

December 28, 2006 - $20,949. There are approximately 83,794,919 shares of common voting stock of the Registrant held by non-affiliates. Because there is no “established trading market” for our shares, these shares have been arbitrarily valued at par value of $0.00025 per share.

(ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.

February 16, 2007

71,948,419

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this report.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

PART I

ITEM 1. Description of Business.

Business Development.

For a discussion of the business development of Galtech Semiconductor Materials Corporation, a Utah corporation (“Galtech”), from inception through December 31, 2004, see our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, which was filed with the Securities and Exchange Commission on May 6, 2002, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

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

Worth P. Allred, formerly our senior scientist for crystal research and development, was able to produce large -- four centimeters by three centimeters -- crystalline wafers of cadmium telluride with rocking curve measurements of 9.6 to 20 arc seconds. Arc seconds measure the amount of scatter when a gamma ray is projected onto a material. The lower the reading, the better. Rocking curve measurements indicate how uniform the crystal lattice is in the material. The more uniform the lattice, the fewer flaws in the material and the better the material is at performing its intended function. Previous best measurements were 34 to 50 arc seconds. Washington State University’s independent analyses of material produced by Mr. Allred documented the high quality of these wafers. (Khan, A.A., et al., Growth and Structural Properties of Low Defect, Sub-Grain Free CdTe Substrates Grown by the Horizontal Bridgman Technique. Journal of Electronic Materials, Vol. 15, Number 3, 1986. Mr. Allred was one of six co-authors of this paper.)

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

A Discover Magazine article cited a July 1997 award to Sandia National Laboratories for development of a compact cadmium zinc telluride sensor. The following is quoted from the award citation: “Since these sensors are compact and work at room temperature, they could be used not only for monitoring plutonium but also for detecting environmental radioactivity, exploring for minerals, and helping doctors find tumors.”

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

We plan to use both an in-house sales force and contract brokers to market our products. In our experience, the best and most enduring sales in the semiconductor industry are made through personal contacts and visits to the customer’s plant. These will be handled by regional representatives.

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

Overhead Costs. Using its production protocol, management believes that the manufacturing costs of Galtech’s semiconductor compound materials will be approximately one-fourth of the overhead and capital equipment costs of its competitors’ methods. We have calculated that we will be able to operate our facility in the near term with four to five people, which should significantly reduce our overhead.

Major competitors in the production of cadmium telluride are II-VI, Inc., located in Saxonburg, Pennsylvania; and Nippon Mining, Ltd., of Japan. II-VI, Inc., employs approximately 150 people and controls approximately 75 percent of the market for cadmium telluride of one to three square centimeters. Its product is generally cut from large three-inch multi-crystal ingots. Nippon Mining is a major supplier of cadmium telluride to the Japanese market. It also ships to United States users and its materials are reported to be of good quality. We estimate Nippon Mining’s market share at approximately five to 10 percent.

Sources and Availability of Raw Materials.

Our source of cadmium telluride is Alfa Aesar, a Johnston Matthey Company, located in Ward Hill, Massachusetts. Alfa Aesar provides cadmium telluride in a variety of forms, including powder and lumps of various sizes. The product is available in purities of 99.999% and 99.99999%. Alfa Aesar’s most recent catalog lists a retail price of $1182 for 100 grams of cadmium telluride of 99.99999% purity, and $228 per 100 grams of 99.999% purity. We generally purchase in five kilogram quantities; an average production run uses approximately two kilograms. Cadmium telluride is reusable, with a loss of approximately five percent of the original material with each additional production run. Alfa Aesar is a well-established company and management believes that it will be able to provide as much raw material as Galtech requires.

Dependence on One or a Few Major Customers.

There is a worldwide shortage of quality cadmium telluride wafers. We expect that there will be sufficient demand for our products for the foreseeable future.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Payments or Labor Contracts.

In April, 1997, our wholly-owned subsidiary, Energy Research Corporation, an Arizona corporation, was assigned a U.S. patent (Patent No. 5,625,241) on a carousel electric generator that was invented by Russell R. Chapman, David R. Porter, and Harold E. Ewing. Galtech has no trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Because semiconductor material crystal growth patents are difficult to protect, the production processes are closely guarded. Galtech will allow only a select group of researchers access to its processes and each employee will be required to sign a nondisclosure agreement before receiving knowledge of Galtech’s processes.

Need for Government Approval of Principal Products or Services.

Our management believes that our processes and products will not require governmental approval.

Effect of Existing or Probable Governmental Regulations on Business.

As with other manufacturing companies, Galtech’s operations will have to comply with state and federal workplace safety and environmental emissions regulations. We intend to take all steps necessary to ensure compliance with these laws and regulations.

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

Research and Development.

During the calendar year ending December 31, 2001, we completed the setup and initial testing of the equipment needed to produce semiconductor materials at our new facility. Currently we are fine-tuning and adding additional production equipment. This equipment will enable us to proceed with production of semiconductor material for sale.

During the calendar year ended December 31, 2004, we spent $380 on research and development activities, as compared to $3,635 in the calendar year ended December 31, 2003.

Galtech received $50,000 in the first calendar quarter of 2000 to continue research on crystal growth. Subsequently, we received bridge financing which permitted us to pursue meaningful development of the crystal growth process through December 2003. Available resources allowed us to conduct no more than five crystal growth trials through that date. We had been working on the growth of single crystal cadmium telluride for approximately three years. During that time, we conducted four crystal growths. We only have one growth furnace, so any problem with the growth of a crystal will delay all progress until the problem is fixed. This lack of additional furnaces has greatly slowed the development of the process.

In 1999, the former president of Galtech and co-inventor of Galtech’s motor technology purchased a used automobile, an electric conversion kit, and paid to convert the vehicle from gasoline to electric power. The vehicle was donated to Galtech for baseline testing, performance evaluation, and as a test bed for possible future development of the motor technology. Although we are not actively pursuing development of the technology, interested individuals are donating their time and effort to evaluate the current state of the art. We do not plan to spend any other significant funds on this project in the near term.

Costs and Effects of Compliance with Environmental Laws.

See the heading “Effect of Existing or Probable Governmental Regulations on Business.”

Number of Employees.

Other than its executive officers, Galtech has no employees.

Forward Looking Statements.

When used in this Form 10-KSB and in other filings by Galtech with the Securities and Exchange Commission, in Galtech’s press releases or in other public or stockholder communications or oral statements made with the approval of an authorized executive officer of Galtech, the words or phrases “would be,” “will allow,” “intends to,” “believes,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Galtech cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and /or continue as anticipated due to delays or otherwise. As a result, Galtech’s actual results for future periods could differ materially from those anticipated or projected.

Galtech does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission.

ITEM 2. Description of Property.

In April 1, 2002, we entered into a 36-month lease for our office space. We were to pay $1,850 per month at the beginning of every month. This facility consisted of 5,000 square feet of office space and production area, located at 450 South 1325 West, Orem, Utah. As of March 31, 2004 this lease terminated and we moved to a smaller, more cost effective space at a rate of $800 per month. This agreement terminated in December of 2005 and we vacated the building in February 2006. We currently have no permanent location and have effectively suspended operations for the time being.

Our equipment consists of a walk-in growth furnace area and computer equipment to monitor the crystal growth. It is currently in a prototype/research state. We are changing it constantly to incorporate new concepts and to make incremental improvements based on results to date. This will continue as the process is perfected.

ITEM 3. Legal Proceedings.

We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be an “affiliate” of Galtech or owner of record or beneficially of more than five percent of our common stock is a party adverse to Galtech or has a material interest adverse to Galtech in any proceeding.

A judgment in the amount of $40,563 was entered against us in December, 1992. This amount was written off in June of 2004 as it was decided the liability was beyond the statute of limitations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our common stock was quoted on the OTC Bulletin Board of the NASD, but there is currently no established market for the stock. We can not assure you that one will develop or be maintained. For any market that develops for our common stock, the sale of “restricted securities” under Rule 144 of the Securities and Exchange Commission may hurt our stock price.

Rule 144 requires that the selling stockholder has held his or her shares for at least one year. The public must also have access to information about us. Sellers under Rule 144 may not sell more than a certain number of shares during any three month period. Their sales must be through unsolicited broker’s transactions, and the sellers must file with the Securities and Exchange Commission a Notice of Sale on Form 144.

Pink Sheets LLC, formerly known as the “National Quotation Bureau, LLC,” provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.

STOCK QUOTATIONS

	Closing Bid
Quarter ended:	High	Low
March 31, 2004	0.024	0.021
June 30, 2004	0.046	0.042
September 30, 2004	0.03	0.03
December 31, 2004	0.05	0.042
March 31, 2005	0.034	0.028
June 30, 2005	0.032	0.024
September 30, 2005	0.03	0.018
December 31, 2005	0.024	0.012
March 31, 2006	0.01	0.01
June 30, 2006	0.009	0.009
September 30, 2006	0.01	0.01

Stockholders

As of the date of this Report, we have approximately 1,900 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities

	Date	Number of	Aggregate
Name(1)	Acquired	Shares	Consideration

Todd Charl Proffitt	9/11/01	10,000	Services valued at
			$0.17 per share
Verity Global Financial, L.L.C.	9/17/01	92,000	$23,000
Todd Charles Profitt	12/17/01	20,000	Services valued at
			$0.13 per share
Philip Brown	12/17/01	40,000	Services valued at
			$0.13 per share
James Davis	12/17/01	10,000	Services valued at
			$0.13 per share
David Tracy	12/17/01	74,000	Services valued at
			$0.13 per share
Employees	1/17/02	22,222	Option exercise at
			$0.27 per share
Verity Global Financial, L.L.C.	3/15/02	100,000	(2)
	7/15/02	50,000	Services valued at
			$0.13 per share
Three investors	7/15/02	231,111	$24,000
Three investors	7/25/02	77,555	Services valued at
			$0.14 per share
Sheldon Player and	8/19/02	215,800	Equipment valued
Donna Malone, JT			at $15,106
Sheldon Player and	9/2/02	100,000	Equipment valued
Donna Malone, JT			at $9,000
Franz Staufer	9/2/02	63,718	Services valued at
			$5,735
McMahon Family Trust	1/28/03	45,000	Services valued at
			$2,700
Rulon Cluff	3/28/03	1,000,000	Services valued at
			$80,000
Russell Chapman	3/28/03	1,000,000	Services valued at
			$80,000
William Tunnell	3/31/03	750,000	Services valued at
			$60,000
Philroy Brown	3/31/03	500,000	Services valued at
			$40,000
Richard Dean	3/31/03	500,000	Services valued at
			$40,000
Jeffrey Marx	3/31/03	33,333	$1,000
Joseph Malyniak	3/31/03	25,000	$ 750
Lindon Kunzler Trust	3/31/03	100,000	$3,000
Wolfgang Horn	3/31/03	100,000	$3,000
Joseph Finger	3/31/03	133,333	$4,000
Matthew Marx	3/31/03	33,333	$1,000
Amanda Chang-Kue	3/31/03	33,333	$1,000
David/Janet Marx	3/31/03	33,333	$1,000
Edward Bloom	3/31/03	20,000	$2,000
Craig Gunderson	3/31/03	25,000	$2,500
Elaine Paul	3/31/03	10,000	$1,000

Kim Miller	3/31/03	10,000	$1,000
Brian Dodge	3/31/03	20,000	$2,000
Peter Maunsell	3/31/03	20,000	$2,000
Robert May	3/31/03	20,000	$2,000
Gary/Julie Osyler	3/31/03	20,000	$2,000
Adolfo Zavaio	3/31/03	10,000	$1,000
Anita Petit	3/31/03	10,000	$1,000
Mike Davey	3/31/03	10,000	$1,000
Jeff Morris	3/31/03	10,000	$1,000
Todd Proffitt	3/31/03	50,000	Services valued at
			$3,250
Edward Bloom	5/02/03	18,500	Services valued at
			$ 925
McMahon Family Trust	7/01/03	18,500	Services valued at
			$ 740
David Gunderson	9/26/03	40,000	$1,200
James Lawlor	9/26/03	100,000	$3,000
Jimmie Holcomb	9/26/03	100,000	$3,000
818 Group	1/12/04	4,000,000	Services valued at
			$60,000
Verity	1/16/04	900,000	Debt valued at
			$10,000
Christopher Bell	3/15/04	6,667	$200
James Wolfe	3/15/04	40,000	$1,200
William Tunnell	3/15/04	13,333	$400
Timothy Woodring	3/15/04	13,333	$400
Manusell	3/15/04	13,333	$400
Craig Gunderson	3/15/04	20,000	$600
Yellow Banks	3/15/04	133,333	$4,000
Joe Finger	3/15/04	180,000	$5,400
Richard Lamp	3/15/04	20,000	$600
Edward Bloom	3/15/04	23,333	$600
David Gunderson	3/15/04	40,000	$1,200
Glen Wood	3/15/04	26,666	$600
Allan Meyer	3/15/04	21,666	$650
Gary Oyster	3/15/04	20,000	$600
James Wolf II	3/15/04	20,000	$600
Ed Rohmer	3/15/04	20,000	$600
Jimmie Holcomb	3/15/04	100,000	$3,000
James Lawlor	3/15/04	100,000	$3,000
Enterprise Group	3/15/04	166,000	$5,000
Enterprise Group	3/15/04	700,000	$14,500
Todd Proffitt	3/19/04	87,500	Services valued at
			$1,488
Edward Bloom	3/19/04	500,000	Services valued at
			$8,500
Tierra Group	3/19/04	500,000	Services valued at
			$8,500
Rulon Cluff	5/12/04	1,000,000	Debt of $23,000
Philroy Brown	5/12/04	500,000	Services valued at
			$11,500
Worth Allred	5/12/04	800,000	Debt of $18,400

Enterprise Group	5/12/04	1,050,000	$10,500
William Tunnell	5/12/04	1,000,000	Services valued at
			$15,000
Edward Bloom	5/12/04	1,000,000	Services valued at
			$15,000
Russ Chapman	5/12/04	1,500,000	Services valued at
			$22,500
Harold Roberts	5/12/04	1,000,000	Services valued at
			$15,000
Enterprise Group	5/12/04	220,000	$2,200
Enterprise Group	5/12/04	1, 000,000	Services valued at
			$15,000
Philroy Brown	5/27/04	1,000,000	Services valued at
			$15,000
Jack Meacham	7/09/04	8,000,000	Unsuccessful
			Acquisition attempt
			Of Artisan
			Magnetics
			Valued at $280,000
Jack Meacham	8/16/04	2,000,000	Unsuccessful
			Acquisition attempt
			Of Artisan
			Magnetics
			Valued at $50,000
Jim Monday	8/16/04	2,000,000	Unsuccessful
			Acquisition attempt
			Of Artisan
			Magnetics
			Valued at $50,000
Bastrob, Heritage & Oaks	8/16/04	16,000,000	Unsuccessful
			Acquisition attempt
			Of Artisan
			Magnetics
			Valued at $400,000
Enterprise Group	8/23/04	1,550,000	$15,500
Verity	9/23/04	(48,000)	Shares cancelled
Enterprise Group	11/20/04	450,000	$4,499
Enterprise Group	12/10/04	660,000	$6,600

(1) Management believes each of these persons was an “accredited investor” as defined in Rule 501(a)(4) of Regulation D of the Securities and Exchange Commission, or was a sophisticated investor when these shares were issued. We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended, under the “safe harbor” provided by Rule 506 of Regulation D and Section 4(2) of the Securities and Exchange Commission, as the number of unaccredited purchasers did not exceed 35 and each purchaser had access to all material information about Galtech prior to the offer, sale or issuance of these “restricted securities.” Nor did the offer or sale of these securities involve any general solicitation or general advertising.

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

(3) On June 11, 2004, the Company entered into a Stock Exchange Agreement (“the Agreement”), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Artisan Magnetics, Inc., an Alabama corporation (“Artisan”). The Agreement was amended on September 3, 2004. According to the terms of the Agreement, the Company acquired all of the issued and outstanding shares of common stock of Artisan, in exchange for 8,000,000 shares of the Company’s common stock, which was valued on the date of issuance at $280,000. Additionally, the Company assumed all of Artisan’s debt as of the date of the acquisition. Artisan operates as a design development and manufacturing house for power conversion and energy storage electronic components.

On November 8, 2005 the Company’s Board of Directors voted to reverse the Artisan Magnetics, Inc. acquisition due to Artisan’s failure to timely solve problems in supplying required audit information to Galtech’s auditors. Galtech will return all of its Artisan stock to Jack Meacham, and Mr. Meacham will return all Galtech stock he is holding to Galtech. In addition, Galtech stock given to James Monday and to Bastrop, Heritage Oaks, Ltd in payment of Artisan debt will also be returned to Galtech. This will result in the return of 28,000,000 shares of stock that will be returned to Galtech’s treasury, and reduce the amount of outstanding Galtech stock by the same amount.

We did not use an underwriter in connection with any securities sales listed in the above table.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation.

This discussion contains “forward-looking” statements and information, all of which is modified by reference to the caption “Risk Factors’ contained in our Registration Statement on Form SB-2, as amended, which is incorporated herein by this reference.

Since the reorganization of the Company’s board of directors which occurred March 19, 2004, there has been a new synergy within the company. We have had a history of Research and Development in the manufacturing/growth and refinement of exotic materials for science and industry. We are attempting to get the efforts of this division more focused on delivering a specific product to the customer. We plan to acquire new and unique growth equipment which, hopefully, will facilitate a larger and more pure growth material product.

The acquisition attempt of Artisan Magnetics during 2004 has proved problematic for the Company. On November 8, 2005 the Company’s Board of Directors voted to reverse the Artisan Magnetics, Inc. acquisition due to Artisan’s failure to timely solve problems in supplying required audit information to Galtech’s auditors. Galtech will return all of its Artisan stock to Jack Meacham, and Mr. Meacham will return all Galtech stock he is holding to Galtech. In addition, Galtech stock given to James Monday and to Bastrop, Heritage Oaks, Ltd in payment of Artisan debt will also be returned to Galtech. This will result in the return of 28,000,000 shares of stock that will be returned to Galtech’s treasury, and reduce the amount of outstanding Galtech stock by the same amount. Following the reversal we will have reduced our ownership of Artisan to just 19% of its outstanding stock, which will allow some continued ownership but allow Artisan to operate without direct Galtech involvement.

Results of Operations.

We have not had any material operations since approximately 1990. We did not receive any revenues during the years ended December 31, 2004 and 2003. Operating expenses for those periods were $235,521 and $407,809, respectively. We also had interest expense of $3,641 and $20,297 during those periods, resulting in net losses of $135,865 and $446,879.

During the year ended December 31, 2004, our main expenses were as follows:

•	General and administrative;
•	Legal and professional; and
•	Depreciation.

During the year ended December 31, 2003, our main expenses were as follows:

•	General and administrative;
•	Legal and professional;
•	Depreciation; and
•	Research and Development.

Liquidity and Capital Resources.

We had total current assets as of December 31, 2004, of $1,778, all of which was cash. As of December 31, 2004, our total current liabilities were $20,362.

On March 15, 2002, we entered into an agreement with Verity under which we would receive $80,000 in cash in exchange for a promissory note in the amount of $90,000, payable on March 15, 2003. These 100,000 shares, valued at $12,000, were issued as further consideration for this financing, along with options that we granted to Verity to purchase 400,000 shares of our common stock at $0.15 per share. The note was also collateralized by 900,000 shares of our common stock. On March 16, 2004, which is subsequent to the period covered by this Report, we had defaulted on the note, and issued the 900,000 collateral shares to Verity.

We will not be able to conduct any material research and development activities until we receive substantial additional funding either from Verity or from another source. We cannot assure you that we will be able to receive any such funding.

Selected Financial Data.

The following selected financial data of Galtech as of December 31, 2004 and December 31, 2003  , are derived from, and are qualified by reference to, the financial statements of Galtech, included elsewhere in this Form 10-KSB. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB.

	The Years Ended December 31,
	2004	2003
Revenue	$—	$—

Net (Loss)	$(135,865)	$(446,879)

Basic (Loss) per share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	45,548,948	20,235,772

Cash Dividends Declared per Common Share	$—	$—

Summary Consolidated Balance Sheet Data

Working Capital (Deficit)	$(18,584)	$(200,238)

Total Assets	$21,454	$17,428

Stockholder’s Equity (Deficit)	$1,092	$(184,681)

Accumulated (Deficit)	$(5,820,274)	$(5,684,409)

ITEM 7. Financial Statements.

GALTECH SEMICONDUCTOR MATERIALS

CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galtech Semiconductor Materials Corporation

Issaquah, Washington

We have audited the accompanying consolidated balance sheet of Galtech Semiconductor Materials Corporation (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on June 18, 1984 through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galtech Semiconductor Materials Corporation and subsidiaries (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception on June 18, 1984 through December 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $5,820,274 and has a working capital deficit of $18,584 at December 31, 2004, which together raises doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

January 23, 2007

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$1,778

Total Current Assets	1,778

EQUIPMENT, NET (Note 2)	18,801
OTHER ASSETS	875

TOTAL ASSETS	$21,454

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note 7)	$7,748
Notes payable - related (Note 4)	8,411
Accrued expenses	4,203

Total Current Liabilities	20,362

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY
Common stock, $0.00025 par value, 200,000,000 shares authorized;
69,298,919 shares issued and outstanding	17,325
Additional paid-in capital	6,584,041
Treasury stock receivable	(780,000)
Deficit accumulated during the development stage	(5,820,274)

Total Stockholders' Equity	1,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,454

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended December 31,		From Inception on June 18, 1984 Through December 31,
	2004	2003	2004
SALES	$-	$-	$599,609
COST OF PRODUCT SOLD	-	-	676,198

GROSS MARGIN	-	-	(76,589)

OPERATING EXPENSES
General and administrative	208,116	374,939	3,421,479
Legal and professional	21,922	19,548	940,146
Research and development	380	3,635	641,823
Depreciation	5,103	9,687	442,361
Loss on impairment of inventory	-	-	85,708

Total Expenses	235,521	407,809	5,531,517

Net Loss From Operations	(235,521)	(407,809)	(5,608,106)

OTHER INCOME (EXPENSE)
Interest expense	(3,641)	(20,297)	(151,942)
Interest income	-	26	94,008
Loss on disposal of assets	-	(18,799)	(260,037)
Gain on release of debt	40,563	-	40,563
Gain on extinguishment of debt	62,734	-	62,734
Miscellaneous	-	-	2,506

Total Other Income (Expense)	99,656	(39,070)	(212,168)

NET LOSS	$(135,865)	$(446,879)	$(5,820,274)

LOSS PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	45,548,948	20,235,772

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, June 18, 1984	—	$—	$—	$—	—	$—	$—	$—

Stock issues for cash at $0.0143 per share	140,173	35	1,965	—	—	—	—	—	2,000

Balance, December 31, 1984	140,173	35	1,965	—	—	—	—	—	2,000

Stock issued for cash at $0.05 per share	400,000	100	19,900	—	—	—	—	—	20,000

Stock issuance costs	—	—	(4,450)	—	—	—	—	—	(4,450)

Purchase of treasury stock	—	—	—	—	(403,967)	(5,950)	—	—	(5,950)

Sake if treasury stock at $2.11 per share	—	—	411,073	—	196,685	2,896	—	—	413,969

Stock issued to officers for services at $0.005 per share	438,600	110	2,083	—	—	—	—	—	2,193

Net loss for the year ended December 31, 1985	—	—	—	(146,384)	—	—	—	—	(146,384)

Balance, December 31, 1985	978,733	$245	$430,571	$(146,384)	$(207,318)	$(3,054)	$—	$—	$281,378

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance forward	978,773	$245	$430,571	$(146,384)	(207,318)	$(3,054)	$—	$—	$281,378

Purchase of treasury stock	—	—	—	—	(13,997)	(13,500)	—	—	(13,500)

Sale of treasury stock at $29.65 per share	—	—	1,838,032	—	62,000	768	(732,300)	—	1,106,500

Net loss for the year ended December 31, 1986	—	—	—	(542,930)	—	—	—	—	(542,930)

Balance, December 31,1986	978,773	245	2,268,603	(689,314)	(159,315)	(15,786)	(732,300)	—	831,448

Net loss for the year ended December 31, 1987	—	—	—	(509,693)	—	—	—	—	(509,693)

Balance, December 31, 1987	978,773	245	14,994	(1,199,007)	(159,315)	(15,786)	(732,300)	—	321,755

Stock issued for services at $0.60 per share	25,000	6	2,083	—	—	—	—	—	15,000

Net loss for the year ended December 31, 1988	—	—	—	(501,513)	—	—	—	—	(501,513)

Balance, December 31, 1988	1,003,773	$251	$2,283,597	$(1,700,520)	$(159,315)	$(15,786)	$(732,300)	$—	$(164,758)

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance forward	1,003,773	$251	$2,283,597	$(1,700,520)	(159,315)	$(15,786)	$(732,300)	$—	$(164,758)

Stock issued for cash at $2.00 per share	10,000	3	19,997	—	—	—	—	—	20,000

Stock issued for cash at $0.575 per share	20,000	5	11,495	—	—	—	—	—	11,500

Sale of treasury stock and subscription receivable	—	—	(34,786)	—	159,315	15,786	732,300	—	713,300

Net loss for the year ended December 31, 1989	—	—	—	(306,612)	—	—	—	—	306,612

Balance, December 31, 1989	1,033,773	259	2,280,303	(2,007,132)	—	—	—	—	273,430

Cancellation of shares	(5)	—	—	—	—	—	—	—	—

Stock issued for cash at $0.10 per share	25,000	6	2,494	—	—	—	—	—	2,500

Stock issued for cash at $0.005 per share	3,150	1	15	—	—	—	—	—	16

Additional compensation for treasury stock	—	—	34,701	—	—	—	—	—	34,701
Balance Forward	1,061,918	$266	$2,317,513	(2,007,132)	—	—	$—	$—	$301,647

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance forward	1,061,918	$266	$2,317,513	$(2,007,132)	—	$—	$—	$—	$310,647

Net loss for the year ended December 31, 1990	—	—	—	(123,676)	—	—	—	—	(123,676)

Balance, December 31, 1990	1,061,918	266	2,317,513	(2,130,808)	—	—	—	—	186,971

Stock issued for services at $0.12 per share	20,400	5	2,395	—	—	—	—	—	2,400

Net loss for the year ended December 31,1991	—	—	—	(207,142)	—	—	—	—	(207,142)

Balance, December 31, 1991	1,082,318	281	2,319,908	(2,337,950)	—	—	—	—	(17,771)

Net loss for the year ended December 31, 1992	—	—	—	—	—	—	—	—	—

Balance, December 31, 1992	1,082,318	271	2,319,908	(2,337,950)	—	—	—	—	17,771

Net loss for the year ended December 31, 1993	—	—	—	—	—	—	—	—	—

Balance, December 31, 1993	1,082,318	$271	$2,319,908	$(2,337,950)	$—	$—	$—	$—	$(17,771)

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, December 31, 1993	1,082,318	$271	$2,319,908	$(2,337,950)	—	$—	$—	$—	$(17,771)

Net loss for the year ended December 31, 1994	—	—	—	(10,964)	—	—	—	—	(10,964)

Balance, December 31, 1994	1,082,318	271	2,318,914	(2,348,914)	—	—	—	—	(28,735)

Stock issued for Commodity Recovery Corporation valued at Predessor cost of $0.00	500,000	125	(125)	—	—	—	—	—	—

Stock issued for Energy Research Corporation Valued at predessor cost of $0.00	4,200,000	—	—	(207,142)	—	—	—	—	—

Conversion of debt to equity	—	—	3,050	—	—	—	—	—	3,500

Net loss for the year ended December 31, 1995	—	—	—	(89,740)	—	—	—	—	(89,740)

Balance, December 31, 1992	1,082,318	271	2,319,908	(2,337,950)	—	—	—	—	17,771

Net loss for the year ended December 31, 1995	5,782,318	$1,446	$2,322,233	$(2,438,654)	$—	$—	$—	$—	$(114,975)

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, December 31, 1995	5,782,18	$1,446	$2,322,233	$(2,438,654)	—	$—	$—	$—	$(114,975)

Stock issued for cash at at $0.60 per share	150,000	38	89,962	—	—	—	—	—	90,000

Stock issued for services valued at $1.00 per share	288,000	73	287,927	—	—	—	—	—	288,000

Stock subscription receivable at $0.50 per share	40,000	10	19,990	—	—	—	(20,000)	—	—

Net loss for the year ended December 31, 1996	—	—	—	(400,501)	—	—	—	—	(400,501)

Balance, December 31, 1996	6,260,318	1,567	2,720,112	(2,839,155)	—	—	(20,000)	—	(137,476)

Stock issued for cash at $0.50 per share	1,163,700	291	575,733	—	—	—	—	—	576,064

Stock issued for services a $0.50 per share	250,000	63	124,937	—	—	—	—	—	125,000

Receipt of stock subscription	—	—	—	—	—	—	20,000	—	20,000
Net loss for the year ended December 31, 1997	—	—	—	(290,549)	—	—	—	—	(290,549)
Balance, December 31, 1997	7,674,018	$1,921	$3,420,822	$(3,129,704)	—	$—	$—	$—	$(293,039)

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, December 31, 1997	7,674,018	$1,921	$3,420,822	$(3,129,704)	—	$—	$—	$—	$293,039

Stock issued for services valued at $0.12 per share	2,970,000	742	355,658	—	—	—	—	—	356,400

Contribution of capital by shareholder	—	—	29,243	—	—	—	—	—	29,243

Net loss for the year ended December 31, 1998	—	—	—	(464,211)	—	—	—	—	(464,211)

Balance, December 31, 1998	10,644,018	2,663	3,805,723	(3,593,915)	—	—	—	—	214,471

Stock issued for services valued at $0.27 per share	1,000,000	250	269,750	—	—	—	—	—	270,000

Stock issued for services to be rendered valued at $0.27 per share	2,000,000	500	539,500	—	—	—	(208,002)	—	61,998

Stock issued for debt and subscription valued at $0.27 per share	1,000,000	250	269,750	—	—	—	20,000	—	20,000

Net loss for the year ended December 31, 1999	—	—	—	(729,731)	—	—	—	—	(729,731)

Balance, December 31, 1999	14,664,018	$3,663	$4,884,723	$(4,323,646)	—	$—	$(388,002)	$—	$176,738

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, December 31, 1999	14,644,018	$3,663	$4,884,723	$(4,323,646)	—	$—	$(388,002)	$—	$176,738

Stock issued for cash valued at $0.25 per share	200,000	50	49,950	—	—	—	—	—	50,000

Receipt of stock subscription	—	—	—	—	—	—	25,000	—	25,000

Expense of stock subscription	—	—	—	—	—	—	363,002	—	363,002

Net loss for the year ended December 31, 2000	—	—	—	(425,384)	—	—	—	—	(425,384)

Balance, December 31, 2000	14,844,018	3,713	4,934,673	(4,749,030)	—	—	—	—	189,356

Common stock issued for services at $0.17 per share	10,000	2	1,698	—	—	—	—	—	1,700

Common stock issued for cash at $0.25 per share	92,000	23	22,977	—	—	—	(6,000)	—	17,000

Common stock issued for services at $0.13 per share	20,000	5	4,995	—	—	—	—	—	(5,000)

Common stock issued for $0.13 per share	40,000	10	9,990	—	—	—	—	—	10,000

Common stock issued for services at $0.13 per share	10,000	2	2,498	—	—	—	—	—	2,500

Common stock issued for services at $0.13 per share	74,000	18	18,482	—	—	—	—	—	18,500

Net loss for the year ended December 31, 2001	—	—	—	(217,334)	—	—	—	—	(217,334)

Balance, December 31, 2001	15,090,017	$3,773	$4,995,313	$(4,966,364)	—	—	$(6,000)	$—	$26,722

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, December 31, 2001	15,090,018	$3,773	$4,995,313	$(4,966,364)	—	$—	$(6,000)	$—	$26,722

January 12, 2002, received cash payment on subscription receivable	—	—	—	—	—	—	6,000	—	6,000

January 17, 2002, employee options exercised at $0.27 per share	22,222	6	5,994	—	—	—	—	—	6,000

March 15, 2002, stock issued for loan costs at $0.12 per share	100,000	25	11,975	—	—	—	—	—	12,000

March 15, 2002, options issued at market value	—	—	28,329	—	—	—	—	—	38,329

July 11, 2002, common stock issued for services at $0.135 per share	50,000	12	6,738	—	—	—	—	—	6,750

July 15, 2002, common stock issued for cash at $0.09 to $0.12 per share	231,111	58	23,942	—	—	—	—	—	24,000

July 15, 2002, options issued at market value	—	—	4,880	—	—	—	—	—	4,880

July 25, 2002, common stock issued for services at $0.14 per share	77,555	19	10,839	—	—	—	—	—	10,858

Balance Forward	15,570,906	$3,893	$5,088,010	$(4,966,.364)	—	$—	$—	$—	$125,539

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance Forward	15,570,906	$3,893	$5,088,010	$(4,966,364)	—	$—	$—	$—	$125,539

August 19, 2002, common stock issued for equipment at $0.07 per share	215,800	54	15,052	—	—	—	—	—	15,106

September 2, 2002, common stock issued for services at $0.09 per share	63,718	16	5,719	—	—	—	—	—	5,735

September 2, 2002, common stock issued for equipment at $0.09.per share	100,000	25	8,975	—	—	—	—	—	9,000

Services contributed during the year ended December 31, 2002	—	—	8,750	—	—	—	—	—	8,750

Net loss for the year ended December 31, 2002	—	—	—	(271,166)	—	—	—	—	(271,166)

Balance, December 31, 2002	15,950,424	$3,988	$5,126,506	$(5,237,530)	—	$—	$—	$—	$(107,036)

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance Forward	15,950,424	$3,988	$5,126,506	$(5,237,530)	—	$—	$—	$—	$(107,063)

January 17, 2003, common stock issued for services at $0.055 per share	84,000	21	4,597	—	—	—	—	—	4,618

January 27, 2003, common stock issued for services at $0.06 per share	45,000	11	2,689	—	—	—	—	—	2,700

February 13, 2003, common stock issued for services at $0.08 per share	3,750,000	937	299,063	—	—	—	—	—	300,000

February 15, 2004, common stock issued at $0.03 and $0.10 per share	676,665	168	33,082	—	—	—	—	—	33,250

March 13, 2003, common stock issued for services at $0.0065 per share	50,000	13	3,237	—	—	—	—	—	3,250

March 17, 2003, common stock issued for services at $0.0065 per share	70,000	$3,988	18	4,533	—	—	—	—	4,551

Balance forward	20,626,089	$5,156	$5,473,707	$(5,237,530)	—	$—	$—	$—	$241,333

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance Forward	20.626.089	$5,156	$5,473,707	$(5,473,530)	—	$—	$—	$—	$241,333

April 10, 2002, common stock issued for cash at $0.03 per share	48,000	12	11,988	—	—	—	—	—	12,000

April 15, 2003, common stock issued for services at $0.05 per share	18,500	5	920	—	—	—	—	—	925

June 10, 2003, common stock issued for services at $0.04 per share	18,500	5	735	—	—	—	—	—	740

July 1, 2003, common stock issued for cash at $0.03 per share	240,000	60	7,140	—	—	—	—	—	7,200

Net loss for the year ended December 31, 2003	—	—	—	(446,879)	—	—	—	—	(446,879)

Balance December 31, 2003	20,951,089	$5,238	$5,494,490	$(5,684,409)	—	$—	$—	$—	$(184,681)

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional						Total
	Common	Stock	Paid-in	Accumulated	Treasury	Stock	Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Receivable	Receivable	(Deficit)

Balance, December 31, 2003	20,951,089	$5,238	$5,494,490	$(5,684,409)	—	$—	$—	$—	$(184,681)

January 12, 2004, common stock issued for services at $0.015 per share	4,000,000	1,000	59,000	—	—	—	—	—	60,000

January 16, 2004, common stock for dent at $0.011 per share	900,000	225	9,675	—	—	—	—	—	9,900

March 15, 2004, common stock issued for stock subscription payable	1,678,330	419	43,131	—	—	—	—	—	43,550

March 19, 2004, common stock issued for services at $0.017 per share	1,087,500	272	18,216	—	—	—	—	—	18,488

May 12, 2004, common stock issued for debt at $0.023 per share	1,180,000	450	40,950	—	—	—	—	—	41,400

May 12, 2004, common stock issued for services at $0.023 per share	6,000,000	1,500	92,500	—	—	$—	$—	$—	$94,000

May 12, 2004, common stock issued for stock subscription payable	1,270,000	318	12,383	—	—	—	—	—	12,701

Balance forward	37,686,919	$9,422	$5,770,345	$(5,684,409)	—	$—	$—	$—	$95.358

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Continued)

			Additional								Total
	Common	Stock	Paid-in	Accumulated	Treasury		Stock		Subscription	Treasury	Equity
	Shares	Amount	Capital	Deficit	Shares		Amount		Receivable	Receivable	(Deficit)

Balance Forward	37.686.919	$9,422	$5,770,345	$(5,684,409)	—		$—		$—	$—	$95,358

May 27, 2004, common stock issued for services at $0.015 per share	1,000,000	250	14,750	—	—		—		—	—	15,000

July 9, 2004, common stock issued for the unsuccessful acquisition attempt of Artisan Magnetics	8,000,000	2,000	278,000	—	—		—		—	(280,000)	—

August 23, 2004, common stock issued for the unsuccessful acquisition attempt of Artisan Magnetics	20,000,000	5,000	495,000	—	—		—		—	(500,000)	—

August 23, 2004, common stock issued for stock subscription payable	1,550,000	388	15,112	—	—		—		—	—	15,500

September 23, 2004, common stock cancelled	(48,000)	(12)	12	—	—		—		—	—	—

November 20, 2004, common stock issued for stock subscription payable	450,000	112	4,387	—	—		$—		$—	$—	$4,499

December 10, 2004, common stock issued for stock subscription payable	660,000	165	6,435	—	—		—		—	—	6,600

Net loss for the year ended December 31, 2004	—	—	—	(135,865)	—		—		—	—	(135,865)

Balance, December 31, 2004	69,298,919	$17,325	$6,584,041	$(5,820,274)		$		$		$(780,000)	$1,092

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Inception on
			June 18, 1984
	For The	Years Ended	Through
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(135,865)	$(446,879)	$(5,820,274)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation	5,103	9,687	442,361
Amortization of interest and debt issue costs	—	8,177	48,302
Common stock issued for services	187,488	316,784	1,969,595
Loss on disposal of property	—	—	241,238
Loss on impairment of inventory	—	—	85,708
Contributed services	—	—	8,750
Stock subscription expensed	—	—	388,002
Gain on extinguishment of debt	(62, 734)	—	(62,734)
Gain on release of debt	(40,563)	—	(40,563)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	—	3,635	(85,708)
(Increase) decrease in prepaid expenses	1,850	—	—
Increase (decrease) in accounts payable	5,079	(4,064)	7,566
Increase (decrease) in accrued liabilities	3,821	10,016	76,088

Net Cash Used by Operating Activities	(35,821)	(102,644)	(2,741,669)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(8,374)	18,799	(732,079)
Purchase of treasury stock	—	—	(19,450)
Investment in subsidiary	(875)	—	(875)
Stock subscription	—	—	(732,300)

Net Cash Provided (Used) by
Investing Activities	(9,222)	18,799	(1,484,704)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	—	2,027	82,027
Proceeds from note payable - related	—	9,001	563,786
Repayments of note payable - related	—	(4,000)	(447,761)
Sale of treasury stock	—	—	1,911,183
Stock subscription	—	24,050	774,350
Common stock issued for cash	46,800	52,450	1,344,566

Net Cash Provided by Financing Activities	$46,800	$83,528	$4,228,151

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

			Inception on
			June 18, 1984
	For The	Years Ended	Through
	2004	2003	2004

INCREASE (DECREASE) IN CASH	$1,757	$(317)	$1,778

CASH AT BEGINNING OF PERIOD	$21	$338	$—

CASH END OF PERIOD	1,778	21	1,778
	5,103	9,687	442,361
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
	187,488	316,784	1,969,595
CASH PAID DURING THE YEAR FOR	—	—
	—	—
Interest	$—	$—	$85,687
	—	—	388,002
SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$187,488	$316,784	$1,969,595
Common stock issued for debt	$51,300	$—	$163,997
Common stock issued for loan costs	$—	$—	$40,329
Common stock issued for equipment	$—	$—	$24,106
Contributed services	$—	$—	$8,750

The accompanying notes are an integral part of these consolidated financial statements.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of Galtech Semiconductor Materials Corporation (the Company) and its wholly-owned subsidiaries Energy Research Corporation (ERC) and Commodity Recovery Corporation (CRC). The Company was incorporated on June 18, 1984 under the laws of the State of Utah as Versa tech, Inc. On April 30, 1985, the Company changed its name to Galtech, Inc., and on June 18, 1986, the Company changed its name to Galtech Semiconductor Materials Corporation. The Company was engaged in the manufacture of compound semiconductor materials, but ceased all operations in 1990 when a fire destroyed the Company’s research and development as well as the Company’s operations center. Principal operations have not yet resumed. On February 28, 1995, the Company issued 500,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of CRC. On February 28, 1995, the Company issued 4,200,000 shares of common stock in exchange for 100% of the issued and outstanding shares of ERC. (Note 5)

Energy Research Corporation (ERC) was incorporated on February 7, 1994 under the laws of the State of Arizona. ERC was incorporated to develop and produce alternative sources of energy.

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

a. Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

December 31, 2004 and 2003

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
NOL Carryover	$ 1,520,035	$ 1,530,400
Depreciation	—	6,420
Total Deferred Tax Asset	1,519,880	1,536,820

Deferred tax liabilities:
Depreciation	(155)	—
Total Deferred Tax Liabilities	(155)	—

Valuation allowance	(1,519,880)	(1,536,820)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book loss	$ (52,990)	$(174,280)
Depreciation	(2,810)	2,360
Stock for services/options expense	73,100	123,545
Related parties	(165)	1,955
NOL utilization	(17,160)	—
Asset disposal	—	2,890
Other	25	(645)
Valuation allowance	—	44,175
	$ —	$ —

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Income Taxes (Continued)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $3,800,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

d. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.	Basic Loss Per Share

For the Year Ended
December 31, 2004
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(135,865)	45,548,948	$(0.00)

For the Year Ended
December 31, 2003
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount
$(446,879)	20,235,772	$(0.02)

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

December 31, 2004 and 2003

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

j. Newly Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

•	SFAS No. 143, Accounting for Asset Retirement Obligations;
•	SFAS No. 145, Recision of FASB Statements 4,44, and 64, amendment of Statement 13, and Technical Corrections;
•	SFAS No. 146, Accounting for Exit or Disposal Activities;
•	SFAS No. 147, Acquisitions of certain Financial Institutions;
•	SFAS No. 148, Accounting for Stock Based Compensation;
•	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and;
•	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensus (EITF) were issued and adopted by the Company and had no impact on its financial statements.

NOTE 2 – EQUIPMENT

December 31,
2004
Equipment consists of the following:

Research equipment	$ 208,551
Furniture	3,205
Leasehold improvements	2,118
Less: accumulated depreciation	(195,073)

Net Equipment	$ 18,801

Amounts charged to depreciation expense were $5,103 and $9,687 for the years ended December 31, 2004 and 2003, respectively.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 3 – NOTES PAYABLE

On March 15, 2002 , the Company entered into a debt agreement with Varity Global, Inc., whereby the Company would receive $80,000 in cash in exchange for a $90,000 Promissory Note payable on March 15, 2003. As the company was unable to pay back the promissory note when it was due, the note was reassigned to Enterprise Group, LLC and Enterprise Group paid Varity Global $90,000. As further consideration for the financing, the Company also issued 100,000 shares of common stock valued at $12,000 and 400,000 options to purchase common shares at $0.15 per share. The options have a Black-Scholes value of $28,329. The Note was also collateralized by 900,000 shares of common stock which were issued to Enterprise Group upon default by the Company on January 16, 2004.

NOTE 4 – RELATED PARTY TRANSACTIONS

In 2002, a former officer made an advance to the Company if $7,000 which bears interest at 10%, was unsecured and due on demand. This note, with interest, was paid May 12, 2004 with 1,000,000 shares of company stock.

In 2003, a former officer paid for a number of company expenses in the amount of $5,000. Although no formal note was signed, the amount due the officer accrued interest at 10%. The note, with interest, was paid May 12, 2004 with 800,000 shares of company stock.

In 2003, three small loans were made to the Company by related parties. These loans have no formal note and will probably be written off.

NOTE 5 – STOCK TRANSACTIONS

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

December 31, 2004 and 2003

NOTE 5 – STOCK TRANSACTIONS (continued)

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

In 2002, the Company issued 191,273 shares of common stock for services valued at $0.09 – $0.14 per share.

In 2002, the Company issued 315,800 shares of common stock for equipment valued at $0.07 - $0.09 per share.

In 2002, the Company issued 231,111 shares of common stock for cash valued at $0.09- $0.12 per share.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 5 – STOCK TRANSACTIONS (Continued)

In 2003, the Company issued 4,036,000 shares of common stock for services valued at $0.04 -$0.08 per share.

In 2003, the Company issued 964,665 shares of common stock for cash valued at $0.03-$0.10 per share.

In 2004, the Company issued 12,087,500 shares of common stock for services valued at $.015 - $.025 per share.

In 2004, the Company issued 2,700,000 shares of common stock for debt valued at $.011 - $.023 per share.

In 2004, the Company issued 5,608,330 shares of common stock for stock subscriptions.

In 2004, the Company issued 28,000,000 shares of common stock for the acquisition of Artisan Magnetics. On November 8, 2005 the Company’s Board of Directors voted to reverse the Artisan Magnetics, Inc. acquisition due to Artisan’s failure to timely solve problems in supplying required audit information to Galtech’s auditors. Galtech will return all of its Artisan stock to Jack Meacham, and Mr. Meacham will return all Galtech stock he is holding to Galtech. In addition, Galtech stock given to James Monday and to Bastrop, Heritage Oaks, Ltd in payment of Artisan debt will also be returned to Galtech. This will result in the return of 28,000,000 shares of stock that will be returned to Galtech’s treasury, and reduce the amount of outstanding Galtech stock by the same amount.

In 2004, the Company cancelled 48,000 shares of common stock.

NOTE 6 – STOCK OPTIONS

During March 2002, the Company granted options to purchase 400,000 shares of common stock. The options have an exercise price of $0.15 per share, vested on April 1, 2002 and had a two-year term.

A summary of the status of the Company’s outstanding stock options as of December 31, 2004 and 2003 and changes during the periods then ended is presented below:

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 6 – STOCK OPTIONS (continued)

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	400,000	$0.27	770,000	$0.27
Granted	-	-	-	-
Expired/Cancelled	(400,000)	0.27	(370,000)	0.26
Exercised	-	-	-	-
Outstanding end of year	-	-	400,000	$0.27
Exercisable	-	-	400,000	$0.27

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On December 18, 1992, a judgment was entered against the Company for $40,563 for non-payment of accounts payable. The Company has written off this amount and other accounts payable which were incurred prior to 1990. The Company’s legal counsel has represented that the statute of limitations for collection of the payables which were written off has expired. The Company does not intend to pay the liabilities which were written off, however there is no assurance that the creditors will not make claims against the Company.

The Company was released from its lease for its office space during 2004. It moved to smaller facilities with a one year lease agreement. The Company pays $900 per month at the beginning of the month. Rent expense for the year ended December 31, 2004 and 2003 was $9,850 and $22,200, respectively.

NOTE 8 – GOING CONCERN

The Company’s financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objective of operating profitably. The Company plans to continue the research and development process prior to the sales of its product. In the interim, management has committed to covering the operating expenses of the Company.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 9 – SIGNIFICANT EVENTS

On June 11, 2004, the Company entered into a Stock Exchange Agreement (the “Agreement”), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Artisan Magnetics, Inc., an Alabama corporation (“Artisan”). The Agreement was amended on September 3, 2004. According to the terms of the Agreement, the Company acquired all of the issued and outstanding shares of common stock of Artisan, in exchange for 8,000,000 shares of the Company’s common stock, which was valued on the date of issuance at $280,000. Additionally, the Company assumed all of Artisan’s debt as of the date of the acquisition. Artisan operates as a design development and manufacturing house for power conversion and energy storage electronic components.

On October 26, 2004, the Company formed a new subsidiary named International Amateur Sports Championships, Inc. (IASC). IASC is a Wyoming corporation with 100,000,000 common shares authorized, a par value of $0.00025, and 5,000 preferred shares authorized, par value of $1.00. IASC authorized the issuance of 16,000,000 shares of common stock to the Company and authorized a Private Placement of IASC common stock to raise up to $2,000,000 to fund IASC. Although IASC was formed on October 26, 2004, the initial organizational meeting was not held until December 14, 2004. The corporation was formed in order to purchase up to fifty one percent (51%) of United States Amateur Motocross Championships, Inc. (USAMXC), a privately held New Mexico corporation, and to engage in the business of organizing and promoting membership participation in various sports by sponsoring tournaments, for amateur participants, along with USAMXC using their business model. The purchase price for the 51% ownership of USAMXC is $1,000,000. USAMXC is a start-up company that is currently organizing amateur motocross races throughout the Country.

NOTE 10 – SUBSEQUENT EVENTS

On November 8, 2005 the Company’s Board of Directors voted to reverse the Artisan Magnetics, Inc. acquisition due to Artisan’s failure to timely solve problems in supplying required audit information to Galtech’s auditors. Galtech will return all of its Artisan stock to Jack Meacham, and Mr. Meacham will return all Galtech stock he is holding to Galtech. In addition, Galtech stock given to James Monday and to Bastrop, Heritage Oaks, Ltd in payment of Artisan debt will also be returned to Galtech. This will result in the return of 28,000,000 shares of stock that will be returned to Galtech’s treasury, and reduce the amount of outstanding Galtech stock by the same amount.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

AND SUBSIDIARIES

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 10 – SUBSEQUENT EVENTS (continued)

On September 8, 2006 the Company entered into an agreement, to acquire all of the outstanding stock of CBM Group, Inc., a Nevada corporation, in exchange for approximately 63,000,000 shares of Galtech stock. The Agreement was subsequently challenged by parties asserting an interest in CBM assets. The Agreement was amended on October 5, 2006 such that the Agreement will be null and void if the assertions of the adversarial claimants are not disproved and nullified in a court of law. A summary judgment trial is scheduled for February 19, 2007, and the company’s board is very confident the dispute will be resolved favorably.

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

8A. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the registrant’s management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the registrant carried out an evaluation, under the supervision and with the participation of the Company’s management, including the registrant’s Chief Executive Officer, of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures. Based on the foregoing, the company’s Chief Executive Officer concluded that the registrant’s disclosure controls and procedures were effective.

There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the registrant completed its evaluation.

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

Date of
	Positions	Election or
Name	Held*	Designation

Garrett Quintana	President	3/19/04
	Director	3/19/04

Edward Bloom	Secretary/	3/19/04
	Treasurer	3/19/04
	Director	3/19/04

Russ Chapman	Executive VP	3/19/04

William Tunnell	Director	2/07/03

Business Experience.

Garrett Quintana has a B.S. in Biology. He successfully founded and managed his own oil and gas consulting firm. He was a general partner in a highly successful real estate and securities investment company, and was a co-founder, director and interim president of a small, but profitable national bank.

Edward Bloom has had a varied career. He was in Radio Intelligence Operations for the U.S. Army, taught at the University of Oklahoma, Air Traffic Control on a government contract, founded and managed SEA Enterprises, a coupon clearinghouse in Seattle, Washington. He holds a commercial pilot’s license and a real estate license in Washington State. He serves as an advisor to the State of Oklahoma for the development of thoroughbred horse racing. He is currently a Senior Radar Controller for the FAA.

Time Commitments by Management.

Garrett Quintana and Edward Bloom spend several hours each week on our business, as necessary.

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

Board Meetings and Committees.

The Board of Directors held a total of four meetings during the calendar year ended December 31, 2004. The Compensation Committee, consisting of the Board of Directors, is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. Edward Bloom served as Chairman of the Audit Committee and convened four meetings of that Committee during the preceding fiscal year. No director attended fewer than 75% of all meetings of the Board of Directors during the 2004 fiscal year.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934.

To the knowledge of management, Galtech’s newest officers, Garrett Quintana and Edward Bloom, have not yet filed their Form 3 Initial Statements of Beneficial Ownership of Securities. To the knowledge of management, none of our other executive officers, directors or 10% stockholders have been delinquent in making any filing that is required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. Executive Compensation.

There were no officers or directors of Galtech at December 31, 2004, whose salary and bonus for all services in all capacities exceed $100,000 for the calendar year then ended.

The following table sets forth the aggregate compensation that Galtech has paid for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Long Term Compensation
Annual Compensation				Awards	Payouts
(a)	(b)	(c)	(d)	(e) (f)	(g)	(h)	(i)

Name and	Years or	Other				Shares
principal	periods	Annual	Restricted Option/ LTIP			Issued
position	Ended $ $	Compen- Stock		SAR’s	Payouts	for
	Salary Bonus sation		Awards$	#	$	Services

-----------------------------------------------------------------------------

Garrett

Quintana

President &

Director	12/31/04	0	0	0	0	0	0 $15,000

Edward Bloom

Sec./Treas.

& Director	12/31/04	0	0	0	0	0	0 $23,500

William	12/31/02	0	0	0	0	0	0	0
Tunnell	12/31/03	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0 15,000

S. Kent Holt 12/31/01		0	0	0	0	0	0	0
Former	12/31/02	0	0	0	0	0	0	0
Acting	12/31/03	0	0	0	0	0	0	0
Pres., CEO	12/31/04	0	0	0	0	0	0	0

and Director

Worth P.	12/31/01	0	0	0	0	0	0	0
Allred	12/31/02	0	0	0	0	0	0	0
Former VP	12/31/03	0	0	0	0	0	0	0
and Director 12/31/04		0	0	0	0	0	0	0

Rulon Cluff 12/31/01		0	0	0	0	0	0	0
Former	12/31/02	0	0	0	0	0	0	0
Sec./Treas. 12/31/03	0	0	0	0	0	0	0
and Director 12/31/04		0	0	0	0	0	0	0

We did not grant any cash compensation, deferred compensation or long-term incentive plan awards to our management during the year ended December 31, 2004, and none of our executive officers has exercised any options during that period.

Bonuses and Deferred Compensation.

None.

Compensation Pursuant to Plans.

None.

Pension Table.

None; not applicable.

Other Compensation.

On February 7, 2003, our Board of Directors resolved to issue 500,000 “unregistered” and “restricted” shares of our common stock to Philroy Brown, Jr. and Richard J. Dean in connection with their elections to serve as Vice Presidents of Galtech. These shares were issued March 28, 2003.

Compensation of Directors.

Galtech does not have any standard arrangements to compensate directors for their services as directors. We do not pay our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

We do not have any employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer which would result in payments to that person because of his or her resignation, retirement or other termination of employment, any change in control of Galtech, or a change in the person’s responsibilities following a change in control of Galtech.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shares of common stock beneficially owned as of February 16, 2007, by each person known by Galtech to be the beneficial owner of more the five percent of the common stock, by each director of Galtech, by the chief executive officer, and by all officers and directors of Galtech as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated.

		Percentage
Name and Address of	Number of Shares	of Class
Beneficial Owner	Beneficially Owned	Outstanding (1)

Garrett Quintana
P.O. Box 667
Santa Fe, New Mexico 87504	29,242,666 (2,3)	40.6%

Edward Bloom
25308 SE 35th Street
Issaquah, Washington 98029	7,000,000	9.7%

William Tunnell
20165 North 67th Ave., #122A
Glendale, Arizona 85308	6,763,333	9.4%

All directors and executive
officers as a group (Three persons)	43,005,999	59.7%

(1) Based on 71,948,419 shares issued and outstanding on February 16, 2007. This figure takes into account: (i) the 69,298,919 shares issued and outstanding on that date; and (ii) the 900,000 shares issued to Verity as a result of our default on the $90,000 note to Verity.

(2) This figure includes: (i) 200,000 shares that Verity currently acquired in March, 2000; (ii) 92,000 shares it purchased during 2001; and (iii) 900,000 shares that issued as a result of our default on the $90,000 Verity note. Garrett Quintana, who is the managing director and the sole member of Verity, may be considered the beneficial owner of these securities.

(3) This figure also includes: (i) 7,036,666 shares issued to 818 Group for services and elimination of debt; (ii) 500,000 shares issued to Tierra Group for services; (iii) 3,660,000 shares issued to Enterprise Group for services and elimination of debt; and (iv) 16,000,000 shares issued to Bastrop, Heritage and Oaks, Ltd. for elimination of Artisan Magnetics debt. All of these entities are owned and controlled by Garrett Quintana.

Changes in Control.

To the knowledge of management, there are no present arrangements or pledges of Galtech’s securities which may result in a change in control of Galtech.

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

Galtech has a policy that permits it to enter into transactions with affiliates on terms no less favorable to Galtech than would be available in similar arm’s length transactions with unaffiliated third parties.

Parents of the Issuer.

Galtech has no corporate parent.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

None.

ITEM 14. Controls and Procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and our Secretary/Treasurer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Galtech Semiconductor Materials, Inc. by its principal accountants during the fiscal years ended December 31, 2004, and December 31, 2003:

Fee category	2004	2003

Audit fees	$37,500	$10,568
Audit related fees	-	-
Tax fees	570	455
All other fees	-	-

Total fees	$38,070	$11,023

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALTECH SEMICONDUCTOR MATERIALS CORPORATION

Date: 02/27/07	By: /s/ Garrett Quintana
Garrett Quintana
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

1. By its principal executive officer.

Date: 02/27/07	By: /s/ Garrett Quintana
Garrett Quintana
President and Director

2. And by its principal financial officer and accounting officer.

Date: 02/27/07	By: /s/ Edward Bloom
Edward Bloom, Secretary/Treasurer and Director